Form 10-K
period 2002-12-31
H&E EQUIPMENT SERVICES LLC
filed 2003-04-14
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
COMMISSION FILE NUMBERS:	333-99587
333-99589

H&E EQUIPMENT SERVICES L.L.C.
(Exact name of registrant as specified in its charter)

Louisiana (State of incorporation)	72-1287046 (I.R.S. Employer Identification No.)
11100 Mead Road, Suite 200, Baton Rouge, Louisiana 70816 (Address of Principal Executive Offices, including Zip Code)	(225) 298-5200 (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: Not applicable

        H&E Holdings L.L.C. owns 100% of our limited liability company interests.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain exhibits filed with the Registrant's Registration Statements on Form S-4 (File Nos. 333-99587 and 333-99589, as amended) are incorporated by reference into Part III of the Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

        H&E Equipment Services L.L.C. and its subsidiaries (as used herein, the "Company", "H&E Equipment Services", "we", "us" and "our") is one of the largest integrated equipment rental, service and sales companies in the United States. Unlike many of our competitors which focus primarily on renting equipment, we also sell new and used equipment and provide extensive parts and service support. This integrated model enables us to effectively manage key aspects of our rental fleet through reduced equipment acquisition costs, efficient maintenance and profitable disposition of rental equipment. Over the past 40 years, we have built an infrastructure that includes a network of 45 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of more than 500 service technicians and a distinct rental and equipment sales force. We generate a significant portion of our gross profit from parts and service, which we believe provides us with a more stable operating profile than companies that focus solely on equipment rental.

        Many of our competitors in the equipment rental market follow a generalist approach, renting a wide variety of equipment. We believe that customers prefer our specialized strategy which focuses our rental activities on and organizes our personnel principally by four core types of equipment (with their respective percentage of our rental fleet's original acquisition cost as of December 31, 2002): (i) hi-lift (58.8%); (ii) cranes (21.1%); (iii) earthmoving (11.4%); and (iv) lift trucks (5.6%) (the remaining 3.1% is comprised of miscellaneous equipment). We believe this strategy fills an important need for specialized equipment knowledge in the market, improves the effectiveness of our rental sales force and strengthens our customer relationships. As of December 31, 2002, our total rental fleet (including equipment under operating leases) consisted of 15,651 pieces with an average age of 34.6 months and an aggregate original acquisition cost of $549.0 million.

        H&E Equipment Services was formed through the combination of Head & Engquist Equipment, L.L.C. ("H&E"), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. ("Gulfwide") and ICM Equipment Company L.L.C. ("ICM"), which were two leading, regional, integrated equipment rental, service and sales companies operating in contiguous geographical markets. In connection with the combination of H&E and ICM, they were merged with and into Gulf Wide Industries, L.L.C., the parent of H&E, which was renamed H&E Equipment Services L.L.C. H&E, founded in 1961, is located in the Gulf Coast region and operated 26 facilities, most of which were full-service, in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina and Texas. ICM, founded in 1971, operated in the fast-growing Intermountain region, and operated 19 facilities, most of which were full-service, in Arizona, Colorado, Idaho, Montana, New Mexico, Nevada, Texas and Utah.

Industry Background

        According to Manfredi & Associates, a leading industry consultant, the United States equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to approximately $24.3 billion in 2002, representing a compound annual growth rate of approximately 17.3%. We believe this growth was principally due to increased outsourcing by construction and industrial companies as they realized the economic benefits of renting rather than owning equipment. We believe that despite recent consolidations in the rental industry, the market is still highly fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete, local markets.

Our Competitive Strengths

        We believe that we benefit from the following competitive strengths:

        Integrated Platform of Products and Services.    We believe that our integrated equipment rental, service and sales model provides us with: (i) multiple points of customer contact; (ii) a diversified revenue stream; (iii) an effective method to manage our rental fleet through reduced equipment acquisition costs, efficient maintenance and profitable disposition of used equipment; and (iv) a more consistent performance throughout economic cycles. Key benefits that our integrated product and service offerings provide to our rental activities include:

  •
  Increasing Purchasing Power Through Complementary New Equipment Sales. We have significant purchasing power because of our large volume purchases as both a renter and distributor of equipment.

  •
  Maintaining the High Quality of Our Large Rental Fleet. We believe that we operate one of the largest rental fleets in the Gulf Coast and Intermountain regions. We maintain a constant and extensive fleet maintenance program through our in-house capabilities.

  •
  Disposing of Our Used Rental Equipment through Our Retail Sales Network. We believe we have a strategic advantage by being able to profitably dispose of used equipment from our rental fleet through our own retail sales infrastructure, as compared to selling wholesale or through auctions. Our resale capabilities allow us to control the utilization and the age of our fleet, provide customers with a wider range of equipment options and leverage our equipment sales force infrastructure, which includes over 75 specialized sales people.

        High-Margin, Stable Parts and Service Business.    Our parts and service business is a key component of the integrated offering we provide to both our customers and our own rental fleet. We believe that our aftermarket parts and service operations are less susceptible to economic and business cycles and thus provide a stable, recurring, high-margin stream of revenues.

        Well-Developed Infrastructure.    Over the past 40 years, we have built an infrastructure that, after the combination of H&E and ICM, includes a network of 45 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of more than 500 service technicians and a distinct rental and equipment sales force. In addition, our well-developed infrastructure helps us to better serve large multi-regional customers and provides an advantage when competing for fleet and project management business.

        Diverse Customer Base.    We serve more than 26,000 customers in the industrial and commercial markets, including construction and maintenance contractors, manufacturers, public utilities and municipalities.

        Experienced Management Team.    Senior management, led by Gary W. Bagley, our Chairman, and John M. Engquist, our President and Chief Executive Officer, has an average of 22 years of experience in the industry and an average of 14 years of experience with H&E or ICM, as the case may be.

Our Business Strategy

        Key components of our business strategy include:

        Leveraging the Integrated Equipment Rental Model.    Because our customers rarely just rent equipment, we believe that they value our integrated approach to addressing their equipment rental, service and sales needs. In addition to renting equipment, many of our customers purchase new and used equipment from us and utilize our extensive parts and service support. We believe this integrated model helps us to develop and strengthen relationships with our customers.

        Specializing in Rental of Core Equipment Types.    Many of our competitors in the equipment rental market follow a generalist approach, renting a wide variety of equipment. We believe that customers generally prefer our strategy which focuses our rental activities on and organizes our personnel by our four core types of equipment: hi-lift, cranes, earthmoving, and lift trucks.

        Leveraging Industry-Leading Parts and Service Operations.    Our parts and service business is an important part of our relationships with our suppliers and rental customers. Given their decreased project timelines and reliance on fewer pieces of equipment, we believe our customers increasingly place more importance on effective and timely parts and service support for their own fleet of equipment as well as for equipment that they rent.

        Optimizing Economics of Combined Fleet.    We believe that there are significant opportunities to optimize our rental fleet economics through the integration of the H&E and ICM fleets. As a result of the combination of H&E and ICM, we are able to move rental equipment between our expanded markets to: (i) more profitably utilize our rental fleet to meet demand in a particular geography; (ii) manage our fleet utilization by cross-selling used equipment from our rental fleet across our expanded retail network; and (iii) improve our ability to service large, multi-regional customers.

        Expanding Fleet Management Capabilities and Project Management Operations.    We intend to grow our revenues from fleet and project management services by leveraging our broad infrastructure, full-service capabilities and strong reputation for reliable service. End users, particularly industrial accounts (e.g., manufacturing, mining, and distribution) for fleet management services and contractors for project management, increasingly outsource equipment management in order to focus on their core competencies, achieve cost reductions and take advantage of our economies of scale. For example, as a result of the combination of H&E and ICM, we recently have been awarded a contract with a national construction contractor to be the sole provider of its equipment needs, including equipment rental, new equipment, used equipment and related parts and service.

        Pursue Complementary Acquisitions.    Since 1998, we have been focused primarily on growing our business organically, opening 18 locations in 11 states. Over this period, we have made only one acquisition for $10.6 million, which expanded our presence in the crane rental, service and sales business in the Gulf Coast region. Going forward, we may make strategic acquisitions that complement our existing products and services or strengthen our presence in a particular geographic market. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open new facilities in the future, or the ability to obtain the necessary funds on satisfactory terms. We currently have no planned acquisitions.

Products and Services

Equipment Rental

        We focus our rental activities on, and organize our personnel by, four core types of equipment (with their respective percentage of our fleet's original acquisition cost as of December 31, 2002): (i) hi-lift equipment (58.8%); (ii) cranes (21.1%); (iii) earthmoving equipment (11.4%); and (iv) lift trucks (5.6%) (the remaining 3.1% is comprised of miscellaneous equipment). We offer flexible rental terms, including hourly, daily, weekly and monthly rentals. We maintain a constant and extensive fleet maintenance program through our in-house capabilities. The details of our rental fleet as of December 31, 2002 are as follows:

	Units	Original Acquisition Cost(1)	Average Age (Months)
	(Dollars in thousands)
Owned equipment:
Hi-lift	8,250	$241,589	35.2
Cranes	466	100,819	43.0
Earthmoving	874	62,500	28.7
Lift trucks	1,349	30,320	38.0
Other	2,050	17,269	35.8

Total	12,989	452,497	35.4

Equipment under operating leases:
Hi-lift	2,587	81,711	30.0
Cranes	59	14,762	58.1
Lift trucks	11	266	68.3
Other	5	189	67.0

Total	2,662	96,928	30.8

Grand total	15,651	$549,425	34.6

(1)
Represents amounts originally paid to manufacturers for equipment.

New Equipment Sales

        We are one of the leading distributors of new products for nationally-recognized manufacturers. Typically under distribution agreements with these original equipment manufacturers, we have exclusive responsibility for particular products in selected markets, although manufacturers retain the right to appoint additional dealers and sell directly to national accounts and governmental agencies and can usually terminate the distribution agreements at any time upon written notice. We maintain an experienced equipment sales force of over 75 people. Our new equipment distribution infrastructure facilitates a large, high-quality product support operation, creates a higher level of partnering with manufacturers and adds a significant customer base which often leads to revenue from our rental and parts and service operations. The type of new equipment we sell varies by location.

Used Equipment Sales

        We routinely sell used rental equipment in order to adjust the size and composition of our rental fleet to changing market conditions and to maintain a modern, high-quality fleet. We believe we have a strategic advantage by being able to profitably dispose of used equipment from our rental fleet through our own retail sales infrastructure, as compared to selling wholesale or through auctions. Our resale capabilities allow us to control the utilization and the age of our fleet, provide customers with a wider range of equipment options and leverage our equipment sales force infrastructure.

Parts and Service

        We sell a wide range of OEMs' maintenance and replacement parts and related products as a complement to our core equipment rental and sales businesses. We maintain in our facilities an extensive parts and merchandise inventory which we believe is important for timely parts and service support and helps minimize customer downtime for us and for our customer. We are generally able to acquire nonstock or out-of-stock parts directly from manufacturers within one to two business days. We supply parts and general repair and maintenance service for the complete line of equipment we rent and sell as well as for equipment produced by competitive manufacturers whose products we neither rent nor sell.

        We employ more than 500 highly-skilled service technicians. As part of our commitment to provide customers with knowledgeable parts assistance and high-quality service and repair options, we devote significant resources to training and retaining these technical service employees. A typical service employee will attend approximately 80 hours of training in the first year and 80-120 hours annually in subsequent years. We are able to attract and retain knowledgeable, highly-skilled service technicians due to our strong relationship with our service employees and ties to the communities. Our aftermarket service provides a high-margin, stable source of revenue throughout changing economic cycles.

Customers

        We serve more than 26,000 customers across 16 states. Our customers include a wide range of industrial and commercial companies and construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. We believe that our integrated strategy enables us to satisfy customer requirements and increase revenue per customer through cross-selling opportunities presented by the various products and services that we offer. In addition to maintaining our historically strong relationship with local customers, our extensive, high-quality infrastructure allows us to focus on larger regional and national accounts. Our new and used equipment sales customers vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets and are excellent prospects for fleet management services.

Sales and Marketing

        We have separate sales forces specializing in equipment rentals and new and used equipment sales. We believe maintaining separate sales forces for rental and sales is important to our customer service, allowing us to most effectively meet the demands of different types of customers.

        Our rental sales force and new and used equipment sales force, together comprising over 175 people, are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales force with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on contractors' job sites often assisting customers in assessing their immediate and ongoing equipment needs.

        While we believe that our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we rely on additional marketing and advertising tools, including direct mail campaigns and print advertising focused primarily on the Yellow Pages and industry trade publications. In addition, we have a commission-based compensation program for our sales force.

        We have implemented a national accounts program in order to develop national relationships and increase awareness of our extensive offering of industrial and construction equipment, ancillary products, parts and services. Under this program, a portion of our sales force is assigned to call on corporate headquarters of our large customers, particularly those with a national or multi-regional presence.

Suppliers

        Currently, we purchase most of our equipment from the same manufacturers with whom we have distribution agreements. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Information Technology Systems

        We have developed information systems that track: (i) rental inventory utilization statistics; (ii) maintenance and repair costs; (iii) returns on investment for specific equipment types; and (iv) detailed operational and financial information for each piece of equipment. We believe that this provides us with a competitive advantage over smaller independent rental companies which lack such systems. The point-of-sale aspect of the systems enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history of each piece of equipment. These business systems also include on-line contract generation, automated billing, local sales tax computation and automated rental purchase option calculation. In addition, we maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers' equipment and enables us to more effectively provide parts and service to meet their needs.

Competition

        The equipment rental industry is highly fragmented and competitive. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We believe that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery and price. In general, we believe that large operators enjoy substantial competitive advantages over small, independent rental businesses that cannot afford to maintain the comprehensive rental equipment fleet and high level of maintenance and service that we offer.

        Like the rental industry, the retail sales and distribution industry is being redefined through consolidation and competition. Traditionally, equipment manufacturers distributed their equipment and parts through a network of independent dealers with exclusive distribution agreements. As a result of the consolidation and competition, both manufacturers and distributors are seeking to streamline their operations, improve their costs and gain market share. In addition, our established, integrated infrastructure enables us to compete directly with our competitors on either a local, regional or national basis. Moreover, we believe customers are placing greater emphasis on value-added services and teaming with equipment rental and sales companies who can meet all of their equipment parts and service needs.

Environmental and Safety Regulations

        Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety requirements, including those relating to discharges of substances to the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our efforts to comply with our liability under such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls or compliance in this or the succeeding fiscal year.

        In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters, or effect a change in their enforcement of existing laws or regulations, that could effect our operations. Also, in the future, contamination may be found to exist at our facilities or off-site locations where we have sent wastes. Many of our properties have been the subject of Phase I or Phase II Environmental Site Assessments, but there can be no assurance that we will not discover previously unknown environmental non-compliance or contamination. We could be held liable for such newly-discovered non-compliance or contamination. It is possible that changes in environmental and worker health and safety requirements or liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of December 31, 2002, we had approximately 1,447 employees. Of these employees, 457 are salaried personnel and 990 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to four separate locations cover approximately 97 of our employees. We believe our relations with our employees are good and we have never experienced a work stoppage.

RISK FACTORS

Sensitivity to Changes in Construction and Industrial Risk Factors Activities

        Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand for our equipment or depress rental rates and the sales prices for the equipment we sell. We have identified below certain of the factors which may cause such a downturn, either temporarily or long-term:

  •
  a continuation or a worsening of the recent slow-down of the economy over the long-term;

  •
  an increase in interest rates; or

  •
  adverse weather conditions which may affect a particular region.

Fluctuating Operating Results

        Our revenue and operating results have historically varied from quarter to quarter. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our debt. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including:

  •
  seasonal sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter;

  •
  general economic conditions in the markets where we operate;

  •
  the effectiveness of integrating acquired businesses and new locations;

  •
  cyclical nature of our customers' business, particularly our construction customers;

  •
  price changes in response to competitive factors; and

  •
  timing of acquisitions and new location openings and related costs.

        In addition, we incur various costs in integrating newly acquired businesses or opening locations, and the profitability of a new location is generally expected to be lower in the initial months of operation.

Substantial Indebtedness

        We have a substantial amount of debt. As of December 31, 2002, our total indebtedness (consisting of the aggregate amounts outstanding on the senior secured credit facility, senior secured notes, senior subordinated notes, and capital leases) was approximately $328.7 million, $76.7 million of which was first-priority secured debt and effectively senior to our senior secured notes and senior subordinated notes. In addition, subject to restrictions in our senior secured credit facility and the indenture governing the senior secured notes, we may incur additional first-priority secured borrowings under the senior secured credit facility. There is no limit to the amount of such additional debt. Further, the senior secured notes and senior subordinated notes are effectively subordinated to our obligations under capitalized leases of which $10.8 million existed as of December 31, 2002, to the extent of the value of their capitalized leases. Additionally, as of December 31, 2002, the senior secured notes and senior subordinated notes were effectively subordinated to our obligations under $55.1 million of first-priority secured floor plan financing to the extent of the value of their collateral, $1.4 million in notes payable and $0.5 million in standby letters of credit.

        The level of our indebtedness could have important consequences, including:

  •
  a substantial portion of our cash flow from operations will be dedicated to debt service and may not be available for other purposes;

  •
  making it more difficult for us to satisfy our obligations;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  obtaining financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to secure favorable lease terms;

  •
  making us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures; and

  •
  placing us at a competitive disadvantage compared to our competitors with less debt.

Additional Capital

        The cash that we generate from our business, together with cash that we may borrow under our senior secured credit facility, may not be sufficient to fund our capital requirements. As a result, we may require additional capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. We may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional capital in the future, our business could be adversely affected by reducing our ability to increase revenues and profitability.

Restrictive Covenants

        The operating and financial restrictions and covenants in our debt agreements, including the senior secured credit facility and the indenture, may adversely effect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility requires us to maintain specified financial ratios and tests, including interest coverage and total leverage ratios and maximum capital expenditures, which may require that we take action to reduce debt or to act in a manner contrary to our business objectives. In addition, the senior secured credit facility and the senior secured and senior subordinated notes restrict our ability to, among other things:

  •
  incur additional indebtedness;

  •
  dispose of assets;

  •
  incur guarantee obligations;

  •
  repay indebtedness or amend debt instruments;

  •
  pay dividends;

  •
  create liens on assets;

  •
  make investments;

  •
  make acquisitions;

  •
  engage in mergers or consolidations; or

  •
  engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities.

        A failure to comply with the restrictions contained in the senior secured credit facility could lead to an event of default which could result in an acceleration of the indebtedness. Such an acceleration would constitute an event of default under the indenture governing the senior secured notes. A failure to comply with the restrictions in the senior secured notes indenture could result in an event of default under the indenture. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit facility, the indenture or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the senior secured notes.

        On March 31, 2003, the senior secured credit facility was amended to extend the current year's requirement for filing the Company's audited financial statements to the earlier of April 15, 2003, or the date the Company files its annual report on Form 10-K with the Securities and Exchange Commission.

Dependence on Management

        We are dependent on the experience and continued services of our senior management team. If we lose the services of any member of this team and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy.

Competition

        The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of, among other things: (i) quality and breadth of service; (ii) expertise; (iii) reliability; and (iv) price. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Liability and Insurance

        Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent or sell and from injuries caused in motor vehicle accidents in which our delivery and service personnel are involved. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all.

Environmental and Safety Regulations

        Our operations, like those of other companies engaged in similar businesses, require the handling, use, storage and disposal of certain regulated materials. As a result, we are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. We may not be at all times in complete compliance with all such requirements. We are subject to potentially significant fines or penalties if we fail to comply with any of these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2002 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside of our control, including the level of market demand for our products, competitive pressures, the ability to achieve reductions in operating costs, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by us. The information contained herein represents our best judgement as of the date hereof based on information currently available; however, we do not intend to update this information except as required by law, to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary.

ITEM 2. PROPERTIES

        We currently have a network of 45 facilities. We serve customers in the Gulf Coast region, including the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina and Texas and in the Intermountain region, including the states of Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Utah and Washington.

        Facility locations typically serve a 25 to a 100 mile radius. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. We own four of our locations and lease 41 locations. Our leases provide for varying terms and renewal options. The following table provides data on our locations:

City/State	Date Opened(a)	Services Offered(b)	Leased/Owned	Approx. Square Footage
Alabama
Birmingham	1984	S, P, SV, A	Leased	26,000
Arizona
Nogales	1998	S, R, P, SV	Leased	2,800
Phoenix	1990	S, R, P, SV, A	Leased	40,000
Tucson	1991	S, R, P, SV	Leased	14,000
Arkansas
Fort Smith	1995	S, P, SV	Leased	7,200
Little Rock	1995	S, R, P, SV, A	Owned	30,000
Springdale	1996	S, R, P, SV, A	Owned	16,200
Colorado
Denver	1985	S, R, P, SV, A	Leased	15,000
Colorado Springs	2000	S, R, P, SV	Leased	13,000
Florida
Fort Myers	2000	S, R, P, SV	Leased	7,000
Orlando	2000	S, R, P, SV, A	Leased	27,500
Tampa	2000	S, R, P, SV, A	Leased	28,900
Georgia
Atlanta	2000	S, R, P, SV, A	Leased	17,000
Idaho
Boise	1997	S, R, P, SV	Leased	6,000
Coeur D'Alene	1997	S, R, P, SV	Leased	5,000
Louisiana
Alexandria	1995	S, R, P, SV, A	Leased	6,500
Baton Rouge	1961	S, P, SV, A	Leased	56,900
Belle Chasse(2)	1965	S, P, SV, A	Leased(1)/Owned(1)	22,500
Gonzales	1995	R, P, SV, A	Leased	7,000
Kenner	1978	S, P, SV, A	Leased	36,000
Lake Charles	1988	S, R, P, SV, A	Leased	10,500
Shreveport(2)	1985	S, R, P, SV, A	Leased(2)	39,600
Mississippi
Jackson	1997	S, P, SV, A	Leased	15,000
Montana
Billings	1981	S, R, P, SV	Leased	10,000
Bozeman	2000	S, R, P, SV	Leased	8,800
Missoula	1984	S, R, P, SV	Leased	7,000
New Mexico
Albuquerque	1994	S, R, P, SV	Leased	7,100
Farmington	1991	S, R, P, SV	Leased	5,000
Nevada
Las Vegas	1983	S, R, P, SV, A	Leased	78,000
Reno	1996	S, R, P, SV	Leased	30,000
North Carolina
Charlotte	2000	S, R, P, SV, A	Leased	25,000

Texas
Dallas(2)	1948	S, R, P, SV, A	Leased(2)	44,500
El Paso	1999	S, P, SV	Leased	12,000
Houston(3)	1947	S, R, P, SV, A	Leased(2)/Owned(1)	89,600
San Antonio	1996	S, R, P, SV, A	Owned	13,000
Weslaco	2001	S, R, P, SV, A	Leased	43,600
Utah
Lindon	1999	S, R, P, SV	Leased	9,000
Ogden	1999	S, R, P, SV	Leased	9,000
Salt Lake City	1971	S, R, P, SV, A	Leased	119,000
St. George	1997	S, R, P, SV	Leased	7,500

(a)
Reflects the earliest date H&E, ICM or their respective predecessors opened a facility in the indicated market.

(b)
S-Sales, R-Rentals, P-Parts, SV-Service, A-Administration

        Each facility location has a manager who is responsible for day-to-day operations. In addition, facilities are typically staffed with approximately 10 to 50 people, who may include technicians, salesmen, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

        We maintain a fleet of over 450 vehicles that are used for delivery, maintenance and sales functions. We own a portion of this fleet and lease the remainder.

        Our corporate headquarters are located in Baton Rouge, Louisiana, where we occupy approximately 18,400 square feet under a lease that extends until February 28, 2007.

ITEM 3. LEGAL PROCEEDINGS

        As of Deceember 31, 2002, except for the legal proceeding referred to below, we were not subject to any legal proceedings that management believes could have a material adverse effect on our business or financial condition.

        In July 2000, a complaint was filed in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg under the caption Sunbelt Rentals, Inc. v. Head & Engquist Equipment, L.L.C., d/b/a H&E Hi-Lift, et al. The complaint was filed by a competitor of H&E, BPS Equipment, which was acquired by the plaintiff in June 2000, against H&E, Robert W. Hepler, an executive officer, and other employees of H&E. The complaint alleges, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices, interference with prospective advantage and civil conspiracy, in connection with the start-up of H&E's Hi-Lift division in January 2000 and the hiring of former employees of BPS Equipment. The complaint seeks, among other things, an order to enjoin the defendants from using BPS Equipment's trade secrets, award the plaintiff unspecified compensatory and punitive damages and award the plaintiff its costs and attorneys' fees. This case is currently being heard in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

        The selected historical data and other financial data set forth below, should be read in conjunction with our audited financial statements and the related notes included elsewhere in this report. The Company's consolidated financial statements as of December 31, 1998, 1999, 2000 and 2001, and for the years ended December 31, 1998, 1999 and 2001 have been restated. For a further discussion of the restatement see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements," included herein within Item 7 of Part II, and the historical financial statements and the related notes including without limitation Note 20, included herein as Item 8 of Part II.

	For the Year Ended December 31,
	1998	1999	2000	2001	2002(1)
	(Dollars in thousands)
	(Restated)	(Restated)		(Restated)
Statement of operations data:
Revenues:
Equipment rentals	$44,484	$52,039	$70,625	$98,696	$136,624
New equipment sales	38,191	76,703	53,345	84,138	72,143
Used equipment sales	55,408	42,797	51,402	59,441	52,487
Parts sales	22,012	30,328	34,435	36,524	47,218
Service revenues	11,211	13,949	16,553	19,793	27,755
Other	4,425	5,847	8,236	10,925	15,473

Total revenues	175,731	221,663	234,596	309,517	351,700
Cost of revenues:
Equipment rentals	27,492	32,533	39,545	53,158	83,879
New equipment sales	34,156	68,428	47,910	77,442	66,055
Used equipment sales	44,079	34,838	44,401	51,378	43,026
Parts sales	16,808	22,144	25,846	27,076	34,011
Service revenues	4,583	6,662	7,139	8,106	11,438
Other	5,832	9,021	11,488	14,439	16,813

Total cost of revenues	132,950	173,626	176,329	231,599	255,222
Gross profit:
Equipment rentals	16,992	19,506	31,080	45,538	52,745
New equipment sales	4,035	8,275	5,435	6,696	6,088
Used equipment sales	11,329	7,959	7,001	8,063	9,461
Parts sales	5,204	8,184	8,589	9,448	13,207
Service revenues	6,628	7,287	9,414	11,687	16,317
Other	(1,407)	(3,174)	(3,252)	(3,514)	(1,340)

Total gross profit	42,781	48,037	58,267	77,918	96,478
Selling, general and administrative expenses	26,902	35,369	46,001	55,382	82,294
Gain on sale of property and equipment	5	952	—	46	59

Income from operations	15,884	13,620	12,266	22,582	14,243
Other income (expense):
Interest expense	(10,754)	(17,711)	(22,909)	(17,995)	(28,955)
Other	1,052	277	187	156	372

Total other expense	(9,702)	(17,434)	(22,722)	(17,839)	(28,583)
Income (loss) before income taxes	6,182	(3,814)	(10,456)	4,743	(14,340)
Provision (benefit) for income taxes	2,595	(660)	(3,123)	1,443	(1,271)

Net income (loss)	$3,587	$(3,154)	$(7,333)	$3,300	$(13,069)

	For the Year Ended December 31,
	1998	1999	2000	2001	2002(1)
	(Dollars in thousands)
Other financial data:
Depreciation and amortization(2)	$25,268	$28,331	$30,541	$32,163	$49,491
Statement of cash flows:
Net cash (used in) provided by operating activities	60,980	(8,417)	(14,588)	30,115	19,674
Net cash (used in) provided by investing activities	34,665	(25,645)	16,252	(37,846)	(13,049)
Net cash provided by (used in) financing activities	(94,540)	34,938	(2,712)	10,426	(7,549)
	As of December 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands)
	(Restated)	(Restated)	(Restated)	(Restated)
Balance sheet data:
Cash	$1,799	$2,675	$1,627	$4,322	$3,398
Rental equipment, net	144,623	168,018	147,228	195,701	309,697
Goodwill, net	2,556	3,442	3,454	3,204	3,204
Total assets	221,231	260,265	245,961	287,129	468,619
Total debt	141,117	205,171	204,597	192,908	328,737
Members' equity (deficit)(3)	18,681	(8,569)	(15,902)	29,899	24,430

(1)
Includes the results of operations of ICM from June 18, 2002 through December 31, 2002.
(2)
Excludes amortization of debt issuance costs which is included in interest expense.
(3)
Members' equity (deficit) consists of total redeemable preferred units classified outside equity and total members' equity (deficit).

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this Annual Report on our Form 10-K for the year ended December 31, 2002 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside of our control, including the level of market demand for our products, competitive pressures, the ability to achieve reductions in operating costs, environmental matters, the application of Federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission filings by us. The information contained herein represents our best judgement as of the date hereof based on information currently available; however, we do not intend to update this information except as required by law, to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary.

        Managements' Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported consolidated audited financial statements as of and for the years ended December 31, 2000 and 2001. The information set forth below should be read together with Company's audited consolidated financial statements and related notes appearing elsewhere herein.

General

        H&E Equipment Services is a wholly-owned subsidiary of H&E Holdings. H&E Holdings is principally a holding company conducting all of its operations through H&E Equipment Services. The consolidated financial statements include the results of operations of H&E Equipment Services and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc. and Great Northern Equipment, Inc.

        H&E Equipment Services is an integrated equipment rental, service and sales company located in the United States with an integrated network of 45 facilities, most of which have full service capabilities, and a workforce that includes a group of service technicians and a separate rental and equipment sales force. In addition to renting equipment, we also sell new and used equipment and provide extensive parts and service support. We generate a significant portion of our gross profit from parts sales and service revenues.

        We derive our revenues from the following sources: (i) rental of equipment; (ii) new equipment sales and distribution; (iii) used equipment sales and distribution; and (iv) parts and service. Equipment rental, as well as new and used equipment sales, includes products such as hi-lift equipment, cranes, earthmoving equipment and industrial lift trucks. Used equipment sales are primarily derived from our rental fleet. Our integrated approach leads to revenue for each source being partially driven by the activities of the other sources. Our revenues are dependent on several factors, including the demand for rental equipment, rental fleet availability, rental rates, the demand for new and used equipment, the level of industrial and construction activity and general economic conditions.

        Cost of revenues include cost of equipment sold, depreciation and maintenance costs of rental equipment and cost of parts and service. Cost of equipment sold consists of (i) the net book value of rental equipment at the time of sale for used equipment and (ii) the cost for new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment and is generally calculated on a straight-line basis over the estimated service life of the asset (generally three to ten years with a 0% to 25% residual value). Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis. Cost of parts and service represents costs attributable to the sale of parts directly to customers and service provided for the maintenance and repair of customer owned equipment.

        Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property, other taxes and administrative overhead, depreciation associated with property and equipment (other than rental equipment).

Critical Accounting Policies and Estimates

        We prepare our financial statements in accordance with accounting principles generally accepted in the United States. A summary of our significant accounting policies is in the notes to our consolidated financial statements included elsewhere in this report. In applying many accounting principles, we need to make assumptions, estimates and/or judgments. These assumptions, estimates and judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and judgments have the potential to materially alter our results of operations. We have identified below those of our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and judgments.

        Revenue Recognition.    Rental revenue is recognized in the period in which it is earned over the contract term. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectability is reasonably assured. Service revenues are recognized at the time the services are rendered. Other revenues consist principally of billings to customers for rental equipment delivery and damage waiver charges.

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

        Useful Lives of Rental Equipment and Property and Equipment.    We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value of 0% to 25% of cost. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

        Impairment of Long-Lived Assets.    Long-lived assets are recorded at the lower of amortized cost or fair value. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset over the remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Restatement of Financial Statements

        The Company's previously issued consolidated financial statements as of and for the year ended December 31, 2001 have been restated to correct errors related to the calculation of unbilled rental revenue and deferred revenue related to rental contracts with terms that extend across reporting periods. As a result of the restatement, we also made corrections to income tax accounts, members' equity, and other related items.

        Our policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented in accordance with generally accepted accounting principles in the United States of America.

        During the preparation of the financial statements for the year ended December 31, 2002, we discovered certain errors related to the unbilled rental revenue and deferred revenue balance sheet accounts, and to the timing of when rental revenue was recorded in the past. On a cumulative basis, as of December 31, 2001, we had recognized approximately $1.2 million of after-tax rental revenue that should be recognized in subsequent periods. Of the $1.2 million, approximately $0.9 million related to years ended December 31, 1999 or prior, and approximately $0.3 million related to the year ended December 31, 2001. The impact of the errors was not material to the consolidated statement of operations for the year ended December 31, 2000.

        The following table summarizes the effect of the restatement adjustments on our consolidated financial statements (in thousands):

	Previously Reported	Restated
Year ended December 31, 2001
Revenues:
Equipment rentals	$99,229	$98,696
Total revenues	306,191	309,517
Gross Profit:
Equipment rentals	46,071	45,538
Total gross profit	75,756	77,918
Income from operations	23,115	22,582
Income before income taxes	5,276	4,743
Provision for income taxes	1,648	1,443
Net income	3,628	3,300
As of December 31, 2001
Receivables, net of allowance for doubtful accounts	$37,819	$36,497
Total assets	288,451	287,129
Accrued expenses and other liabilities	5,264	5,904
Deferred income taxes	11,515	10,760
Total liabilities	257,345	257,230
Total members' deficit	(16,710)	(17,917)
Total liabilities and members' deficit	288,451	287,129
As of December 31, 2000
Total members' deficit	$(68,098)	$(68,977)
As of December 31, 1999
Total members' deficit	$(54,324)	$(55,203)

Combination of H&E and ICM

        H&E Equipment Services was formed through the combination of H&E and ICM, which were two leading, regional, integrated equipment rental, service and sales companies operating in contiguous geographical markets. In connection with the combination of H&E and ICM, H&E and ICM were merged with and into Gulf Wide, the parent of H&E, which was renamed H&E Equipment Services L.L.C. H&E, founded in 1961, is located in the Gulf Coast region and operated 26 facilities, most of which were full-service, in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina and Texas. ICM, founded in 1971, operated in the fast-growing Intermountain region, and operated 19 facilities, most of which were full-service, in Arizona, Colorado, Idaho, Montana, New Mexico, Nevada, Texas and Utah.

Year ended December 31, 2002 compared to year ended December 31, 2001

        Total revenues.    Total revenues for fiscal year 2002 were $351.7 million compared to $309.5 million for fiscal year ended 2001. Included in the increase is $93.8 million of revenues contributed by the locations associated with the ICM acquisition. The revenues during these periods were attributable to the following sources:

        Equipment Rental Revenues.    Total revenues from equipment rentals increased $37.9 million, or 38.4%, to $136.6 million for the year ended December 31, 2002 from $98.7 million for the year ended December 31, 2001. Included in the increase is $40.1 million of equipment rental revenues contributed by rental locations associated with the ICM acquisition. Rental revenues, excluding revenues from the ICM locations, decreased $2.2 million for the year ended December 31, 2002 compared to 2001. Total crane rental revenue for the year ended December 31, 2002 declined $3.6 million compared to the same period last year due primarily to the weakening of the industrial construction market. The decline in crane equipment rental revenue was offset by an increase of $2.1 million in aerial equipment rental revenue and a $1.7 million increase in other equipment rental volume.

        Equipment Sales Revenues.    Revenues from new equipment sales decreased $12.0 million, or 14.3% to $72.1 million for the year ended December 31, 2002 from $84.1 million for the year ended December 31, 2001. Total new equipment sales attributable to the acquisition of ICM were $19.2 million. The remaining $31.2 million decline in new equipment sales for the year ended December 31, 2002 compared to the year ended December 31, 2001 is attributable primarily to a $34.8 million decline in new crane sales. Sales of new earthmoving equipment increased $1.6 million and sales of other miscellaneous new equipment decreased $1.6 million while the sales of new aerial equipment increased $3.6 million. The increase in new aerial equipment sales is primarily from the sales of equipment to be used by contractors in the building of power plants.

        Revenues from used equipment sales decreased $6.9 million, or 11.6% to $52.5 million for the year ended December 31, 2002 from $59.4 million for the year ended December 31, 2001. Total used equipment sales attributable to the acquisition of ICM were $13.5 million. The remaining $20.4 million decrease was attributable primarily to lower crane sales, which declined $17.8 million due to lower customer demand. Sales of used aerial equipment increased $2.3 million. Earthmoving and other equipment sales also decreased by $4.9 million due to lower customer demand and the completion of the fleet rationalization program that took place during 2001.

        The overall decline in both new and used equipment sales is a result of significant customer declines in capital expenditures given the uncertainties in the economy throughout the year.

        Parts and Service Revenues.    Revenues from parts sales and service revenues increased $18.7 million, or 33.2% to $75.0 million for the year ended December 31, 2002 from $56.3 million for the year ended December 31, 2001. Total parts sales and service revenues attributable to the acquisition of ICM were $17.6 million. The remainder of the increase was attributable to growth in revenues from parts sales, which increased $0.9 million or 2.5%, due to increased parts sales related to the hi-lift operations, and growth in service revenues, which increased $0.2 million, or 1.0%, as a result of an increase in the number of transactions and an increase in charge out rates throughout the year.

        Other Revenues.    Other revenues consisted primarily of billings to customers for equipment support activities including primarily transportation, hauling, parts freight, and damage waiver charges. Other revenues for the year ended December 31, 2002 increased $4.5 million, or 41.3% to $15.5 million from $11.0 million for the year ended December 31, 2001. The acquisition of ICM accounted for $3.4 million of the total increase. The remaining $1.1 million increase was primarily attributable to related growth in billing transportation activities and damage waiver charges among other things.

        Total Gross Profit.    Total gross profit for the year ended December 31, 2002 was $96.5 million compared to total gross profit of $77.9 million for the year ended December 31, 2001. Total gross profit attributable to the acquisition of ICM was $28.3 million. For the year ended December 31, 2002, gross profit contribution by segment as a percentage of total gross profit was 54.7% for equipment rentals, 6.3% for new equipment sales, 9.8% for used equipment sales and 30.6% for parts sales and service revenue and (1.4%) for other revenues.

        Equipment Rentals Gross Profit.    Gross profit from equipment rentals increased $7.2 million to $52.7 million for the year ended December 31, 2002 from $45.5 million for the year ended December 31, 2001. Included in the increase is $15.2 million of equipment rental gross profit generated by rental locations associated with the ICM acquisition. The remaining gross profit decreased $8.0 million, or 17.6% for the year ended December 31, 2002 to $37.5 million from $45.5 million for the year ended December 31, 2001. The decline in equipment rental gross margin is primarily a result of downward pressures on aerial rental rates, slower economic activity, and higher total costs of rental operations in support of the growth in the hi-lift operations.

        Total rental cost of revenues, excluding the effect of the ICM acquisition, increased $6.2 million to $59.4 million for the year ended December 31, 2002 from $53.2 million for the year ended December 31, 2001. The increase is attributable to a $3.2 million increase in depreciation due to the increase in hi-lift rental fleet equipment and a $3.0 million increase in fleet repair costs. Certain hi-lift equipment is aging, exceeding the manufacturer warranty period and is now incurring repair and maintenance costs.

        Equipment Sales Gross Profit.    Gross profit from new equipment sales decreased $0.6 million to $6.1 million for the year ended December 31, 2002 from $6.7 million for the year ended December 31, 2001. Total new equipment gross profit for the year ended December 31, 2002 included $2.3 million associated with the acquisition of ICM Equipment. The remaining $2.9 million decline in new equipment gross profit is a result of lower new equipment sales volume. Excluding the increase related to the ICM acquisition, gross margin on new equipment sales decreased to 8.9% for the year ended December 31, 2002 from 9.5% for the year ended December 31, 2001. The decrease in new equipment gross margin was attributable to declining sales volume and gross margins across all product lines sold.

        The gross profit from used equipment sales increased $1.4 million to $9.5 million for the year ended December 31, 2002 from $8.1 million for the year ended December 31, 2001. Total used equipment gross profit for the year ended December 31, 2002 included $3.1 million associated with the acquisition of ICM. The remaining $1.7 million decrease in used equipment gross profit is a result of lower used equipment sales volume. Despite the dollar decline in gross profit, excluding the increase related to the ICM acquisition, gross margin on used equipment sales increased to 14.0% for the year ended December 31, 2002 from 11.4% for the year ended December 31, 2001. The improvement in gross profit margin is attributable to the mix of used equipment sold.

        Parts Sales and Service Revenues Gross Profit.    Gross profit from parts sales and service revenues increased $8.4 million to $29.5 million for the year ended December 31, 2002 from $21.1 million for the year ended December 31, 2001. Total parts sales and service revenue gross profit for the year ended December 31, 2002 included $8.3 million associated with the acquisition of ICM. The gross margin from parts sales and service revenues for the year ended December 31, 2002 decreased to 37.5% compared to 37.8% for the year ended December 31, 2001, excluding the effect of the ICM acquisition.

        Excluding the effect of the ICM acquisition, gross profit from parts sales increased $0.7 million and gross margin increased to 27.0% in 2002 from 25.9% in 2001. Excluding the effect of the ICM acquisition, gross profit from service revenues remained stable and gross margin from service revenues decreased to 57.8% from 59.0% due to increased costs of internal labor and material related to external service repair orders.

        Depreciation and Amortization.    Depreciation and amortization was $49.5 million and $32.2 million for fiscal years 2002 and 2001, respectively. The increase in depreciation and amortization expense was primarily attributable to the growth in rental fleet assets for the hi-lift operations and the acquisition of ICM's assets.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses were $82.3 million, or 23.4% of total revenues for the year ended December 31, 2002 and $55.4 million, or 17.9% of total revenues for the year ended December 31, 2001. Included in SG&A expense is $22.1 million relating to the operations of ICM for the period subsequent to the acquisition. The remaining $4.8 million increase in SG&A expense, year-over-year, is primarily due to the increased costs to support the significant expansion of the hi-lift operations initiated primarily in 2001.

        Income from Operations.    Based on the foregoing, income from operations decreased to $14.2 million for the year ended December 31, 2002 from $22.6 million for the year ended

December 31, 2001. The $8.4 million decrease was net of $6.1 million of income from operations for ICM included for the period subsequent to the acquisition.

        Other Income (Expense).    Other expense increased by $10.8 million to $28.6 million for the year ended December 31, 2002 from $17.8 million for the year ended December 31, 2001. Interest expense for the year ended December 31, 2002 increased $11.0 million as a result of the refinancing of the Company's total debt and the acquisition of ICM. Additionally, annual interest rates on the revolving credit facility averaged 5.8% for the year ended December 31, 2002 compared to 7.3% for the year ended December 31, 2001.

        Income Tax Provision (Benefit).    H&E Equipment Services is a limited liability company that has elected to be treated as a C corporation for income tax purposes. Income taxes decreased by $2.7 million to a benefit of $1.3 million for the year ended December 31, 2002 from a provision of $1.4 million for the year ended December 31, 2001. The change is a result of the Company incurring an $14.3 million loss before income taxes in 2002 compared to income before income taxes in 2001. As of December 31, 2002, the Company has recorded a tax valuation allowance for its entire net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred income tax assets.

Year ended December 31, 2001 compared to year ended December 31, 2000

        Total Revenues.    Total revenues in fiscal year 2001 were $309.5 million (restated), representing an increase of 31.9% (restated) over total revenues in fiscal year 2000 of $234.6 million. The increase was attributable to the growth in equipment rentals, new and used equipment sales, parts sales and service revenues.

        Equipment Rental Revenues.    Revenues from equipment rentals increased $28.1 million (restated), or 39.8% (restated), to $98.7 million (restated) in fiscal year 2001 from $70.6 million in fiscal year 2000. The increase was attributable to the growth in the rentals in the hi-lift operations, consisting of aerial work platform equipment. Hi-lift rentals increased by $30.8 million, or 130.0%, to $54.5 million in fiscal year 2001 from $23.7 million in fiscal year 2000. Fiscal year 2001 was the first full year of operations for the hi-lift operations. Revenues from other equipment rentals decreased slightly to $44.2 million in fiscal year 2001 from $46.9 million in fiscal year 2000, due to the decrease in net capital expenditures in the previous year as a result of management's initiative to eliminate under-performing assets in order to improve utilization.

        Equipment Sales Revenues.    Revenues from new equipment sales increased $30.8 million, or 57.8%, to $84.1 million in fiscal year 2001 from $53.3 million in fiscal year 2000. The increase was due primarily to a $29.6 million increase in crane sales.

        Revenues from used equipment sales increased $8.0 million, or 15.6%, to $59.4 million in fiscal year 2001 from $51.4 million in fiscal year 2000. The increase was attributable in part to a $13.3 million increase in crane sales, resulting from sales of under-performing assets from the rental fleet, partially offset by a $3.0 million decrease in earthmoving equipment and a $2.5 million decrease in aerial work platforms.

        Parts Sales and Service Revenues.    Revenues from parts sales and service revenues increased by $5.3 million, or 10.4%, to $56.3 million in fiscal year 2001 from $51.0 million in fiscal year 2000. The increase was attributable to growth in parts revenues of $2.1 million, or 6.1%, resulting from increased volume of parts sales transactions. The increase was also attributable to growth in service revenues which increased by $3.2 million, or 19.3%, as a result of an increase in the number of service transactions to support the growth of the hi-lift and core divisions, as well as an increase from average service charge-out rates.

        Other Revenues.    Revenues from other sales activities consisted primarily of billings to customers for equipment support activities including transportation, hauling, parts freight and damage-waiver charges. Other revenues increased $2.7 million, or 32.9%, to $10.9 million in fiscal year 2001 as compared to $8.2 million in fiscal year 2000. The increase was primarily attributable to growth in the transportation and hauling activities to support the growth of the hi-lift rental operations.

        Total Gross Profit.    Total gross profit in fiscal year 2001 was $77.9 million (restated), representing an increase of 33.6% (restated) over total gross profit in fiscal year 2000 of $58.3 million. Total gross margin increased to 25.2% (restated) in fiscal year 2001 from 24.9% in fiscal year 2000.

        Equipment Rentals Gross Profit.    Gross profit from equipment rentals increased $14.4 million (restated) to $45.5 million in fiscal year 2001 from $31.1 million in fiscal year 2000. Gross margin on equipment rentals increased to 46.1% (restated) in fiscal year 2001 from 44.1% in fiscal year 2000. The increase in gross profit was primarily attributable to the growth in the hi-lift rental operations in 2001. The increase in gross margin was attributable to a more favorable mix of rental equipment following the elimination of lower performing assets in 2000.

        Equipment Sales Gross Profit.    Gross profit from new equipment sales increased $1.3 million to $6.7 million in fiscal year 2001 from $5.4 million in fiscal year 2000. Gross margin on new equipment sales declined to 8.0% in fiscal year 2001 from 10.1% in fiscal year 2000. The increase in gross profit reflected the growth in new crane sales in 2001. The decline in gross margin was primarily attributable to lower margins from crane sales containing volume-based discounts in 2001.

        Gross profit from used equipment sales increased $1.1 million to $8.1 million in fiscal year 2001 from $7.0 million in fiscal year 2000. Gross margin on used equipment sales remained relatively unchanged at 13.6% in fiscal year 2001 compared to 13.6% in fiscal year 2000. The increase in gross profit reflected the increase in crane sales, offset by decreases in earthmoving and aerial work platform equipment sales.

        Parts Sales and Service Revenues Gross Profit.    Gross profit from parts sales and service revenues increased $3.1 million to $21.1 million in fiscal year 2001 from $18.0 million in fiscal year 2000. Gross margin on parts sales and service revenues increased to 37.5% in fiscal year 2001 from 35.3% in fiscal year 2000. Gross profit from parts sales increased by $0.9 million and gross margin from parts sales increased to 25.8% from 25.0%. The increase was due to increased pricing on outsourced parts. Gross profit for service revenues increased by $2.3 million and gross margin from service revenues increased to 59.1% from 56.6%. The increase was due to growth in the hi-lift operations in 2001 and also reflected the growth in service charge-out rates during 2001 over 2000 levels. The increase in gross margin was attributable to the increase in higher margin service revenues in 2001.

        Depreciation and Amortization.    Depreciation and amortization was $32.2 million and $30.5 million for fiscal years 2001 and 2000, respectively. The increase in depreciation and amortization expense was primarily attributable to the growth in rental fleet assets for the hi-lift operations.

        Selling, General and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses were $55.4 million, or 17.9% of total revenues, during fiscal year 2001 and $46.0 million, or 19.6% of total revenues, in fiscal year 2000. The increase in SG&A expenses was attributable to fiscal year 2001 being the first full year of hi-lift operations. The decrease in SG&A expenses as a percentage of total revenues was due to volume growth in crane equipment sales revenues.

        Income from Operations.    Based on the foregoing, income from operations increased 83.7% (restated) to $22.6 million (restated) in fiscal year 2001 from $12.3 million in fiscal year 2000.

        Other Income (Expense).    Other expense decreased by $4.9 million to $17.8 million in fiscal year 2001 from $22.7 million in fiscal year 2000. The decrease was due to a $4.9 million decrease in interest expense from fiscal year 2000 to 2001. Fiscal year 2000 included $1.3 million of interest expense related to a beneficial conversion feature recorded in 1999 in connection with the 12% Convertible

Subordinated Notes due 2005. These notes were converted to equity as part of the recapitalization of H&E in August 2001.

        Income Tax Provision (Benefit).    H&E Equipment Services is a limited liability company that has elected to be treated as a C corporation for income tax purposes. Income tax provision increased from a tax benefit of $3.1 million in fiscal year 2000 to a $1.4 million (restated) tax provision in fiscal year 2001. The effective tax rate was relatively unchanged between the fiscal years.

Liquidity and Capital Resources

        Cash flow from operating activities.    For the year ended December 31, 2002, cash provided by operations was $19.7 million. The significant components of operating activities that provided cash were total property and equipment and rental fleet depreciation expense of $49.4 million and an increase in accounts payable and accrued expenses of $10.9 million. Significant components of operating activities that used cash consisted of $13.1 million net loss, $1.3 million for deferred taxes, gain on sale of both rental and non-rental equipment of $6.4 million, an increase in accounts receivable of $3.1 million, and an increase in inventories of $21.3 million. The remaining $4.6 million of cash provided by operating activities related to the change in other assets and other liabilities.

        Cash flow from investing activities.    For the year ended December 31, 2002, cash used in investing activities was $13.0 million. This is a result of purchasing $50.5 million in rental and non-rental equipment. The proceeds from the sale of rental and non-rental equipment was $33.7 million. Cash acquired in the business combination was $3.6 million.

        Cash flow from financing activities.    For the year ended December 31, 2002, cash used in financing activities was $7.5 million. For the year, total borrowings on the senior secured credit facility were $436.1 million (including an initial borrowing of $83.0 million on June 17, 2002) and total payments on the senior secured credit facility were $658.5 million. On June 17, 2002, $304.4 million was a repayment on the balance outstanding on both the ICM Equipment and H&E Equipment Service's previous lines of credit. Proceeds from the issuance of the senior secured notes were $198.5 million and proceeds from the issuance of the senior subordinated notes were $50.0 million. Financing costs paid in cash for the refinancing totaled $13.5 million. Payments on capital leases and other notes were $6.8 million. H&E Equipment Services paid $13.3 million to members for outstanding obligations assumed in connection with the merger.

        As of March 31, 2003, the total balance outstanding on the senior secured credit facility was $77.9 million with $67.4 million available in additional borrowings net of $4.7 million in standby letters of credit. Also at March 31, 2003, the total balance payable on capital lease obligations and notes payable were $9.7 million and $1.3 million, respectively.

        On March 31, 2003, the senior secured credit facility was amended to extend the current year's requirement for filing the Company's audited financial statements to the earlier of April 15, 2003, or the date the Company files its annual report on Form 10-K with the Securities and Exchange Commission.

Liquidity

        Our operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures.

        We used the net proceeds from the offering of senior subordinated and senior secured notes and borrowings under our senior secured credit facility to consummate the combination of H&E and ICM, repay the existing indebtedness of H&E and ICM, pay certain obligations and pay related fees and expenses. The senior secured credit facility provides for borrowings in an aggregate principal amount not to exceed $150.0 million, consisting of revolving loans and swing line loans. As of December 31, 2002, we had approximately $76.7 million in indebtedness outstanding under the senior secured credit facility and $72.8 million of borrowing availability. We also had $0.5 million of outstanding letters of credit as of December 31, 2002.

        To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior subordinated and senior secured notes and obligations under the senior secured credit facility) and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowing under the senior secured credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

        We cannot assure that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indenture and the senior secured credit facility, may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

        The senior secured credit facility contains the following financial covenants, each of which is to be calculated in accordance with generally accepted accounting principles consistently applied:

  •
  Maximum Senior Debt to Tangible Asset Ratio as of the last day of each fiscal quarter of not more than 1.10 to 1.00 for such fiscal quarter.

  •
  Maximum Leverage Ratio as of the last day of each fiscal quarter and for the 12-month period then ended of not more than 4.60 to 1.00 for each fiscal quarter ending on or prior to December 31, 2004; and 4.25 to 1.00 for each fiscal quarter ending after that date.

  •
  Maximum Adjusted Leverage Ratio as of the last day of each fiscal quarter and for the 12-month period then ended of not more than 4.60 to 1.00 for each fiscal quarter ending on or prior to December 31, 2004; and 4.40 to 1.00 for each fiscal quarter ending after that date.

  •
  Minimum Utilization Rate of Equipment Inventory Ratio for the 12-month period at the end of each fiscal quarter of not less than 28% for such fiscal quarter.

  •
  Minimum Adjusted Interest Coverage Ratio for the 12-month period at the end of each fiscal quarter of not less than 1.45 to 1.00 for each fiscal quarter ending on or prior to March 31, 2004; 1.50 to 1.00 for each fiscal quarter ending on or after June 30, 2004 and on or prior to December 31, 2004; and 1.60 to 1.00 for each fiscal quarter ending after December 31, 2004.

  •
  Maximum P&E Capital Expenditures not to exceed in the aggregate $5.0 million for any fiscal year.

        Off-Balance Sheet Arrangements.    At December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual and Commercial Commitments Summary

        The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Year
	Total	2003	2004-2005	2006-2007	Thereafter
	(Dollars in thousands)
Long-term debt (including subordinated notes payable and amounts due to members)	$242,574	$348	$593	$365	$241,268
Interest payments on senior secured notes	222,376	22,250	44,500	44,500	111,126
Interest payments on senior subordinated notes	72,838	6,625	13,250	13,250	39,713
Senior secured credit facility	76,724	—	—	—	76,724
Capital lease obligations	10,841	8,421	2,420	—	—
Operating leases(1)	100,426	29,366	39,758	21,367	9,935
Other long-term obligations(2)	63,315	17,717	24,078	21,220	300

Total contractual cash obligations	$789,094	$84,727	$124,599	$100,702	$479,066

(1)
This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.
(2)
This includes: (i) Bruckmann, Rosser, Sherrill & Co., Inc's annual management fees through 2007 (based upon the lesser of 1.75% of estimated Earnings Before Interest, Taxes, Depreciation, and Amortization excluding operating lease expense or $2.0 million per year) for $6.2 million;
(ii) Thomas R. Engquist management fees (7 years) for $1.8 million; (iii) Coastal Equipment management consulting fee (2 years) for $0.2 million; (iv) payments for secured floor plan financing for $55.1 million.

        Additionally, we have a stand by letter of credit for $0.5 million that expires in 2003.

Recent Accounting Pronouncements

        We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. The provisions of SFAS No. 142 eliminate the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require such assets to be tested for impairment and to be written down to fair value, if necessary. Accordingly, we do not have goodwill amortization subsequent to December 31, 2001.

        In connection with the adoption of SFAS No. 142, we made an assessment of our goodwill for impairment based upon the new rules during the quarter ended June 30, 2002. Based on the assessment, it does not appear that we will be required to adjust the carrying value of our goodwill. As of December 31, 2002, we had goodwill of approximately $3.2 million.

        In June 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt the provisions of SFAS No. 143 during 2003, but do not expect this statement to have a material impact on our consolidated operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be recorded during one or more quarters, and still others might not be recorded until incurred in a much later period. We are currently reviewing the standard, which is effective for periods beginning after December 31, 2002, applied prospectively, and do not expect it to have a material impact on our results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. Guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. We adopted the disclosure requirements. We do not expect the adoption of the accounting provisions of FIN No. 45 to have a material impact on our results of operations and financial position.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. We do not expect the adoption of FIN No. 46 to have a material impact on our results of operations and financial position.

Seasonality

        Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental will be correlated to the levels of active construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

        Equipment sales cycles are also subject to seasonality with peak selling period during spring season and expending through summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Inflation

        Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our earnings are effected by changes in interest rates due to the fact that interest on the senior secured credit facility is calculated based upon LIBOR plus 300 basis points. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the senior secured credit facility. At December 31, 2002, and as a result of the refinancing we had variable rate debt representing 23.3% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at December 31, 2002, a one percent increase in market rates would increase our annual interest expense approximately $0.8 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 76.7% of total debt.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Members
H&E Equipment Services L.L.C.:

        We have audited the accompanying consolidated balance sheets of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, members' equity (deficit) and cash flows for the years then ended. In connection with our audits, we also have audited the 2002 and 2001 consolidated financial statement schedules listed in Item 15.(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 20 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, members' equity (deficit) and cash flows for the year then ended.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in the year ended December 31, 2002.

/s/ KPMG LLP

Salt Lake City, Utah
April 7, 2003

Independent Auditor's Report

To the Members
H&E Equipment Services L.L.C.
Baton Rouge, Louisiana

         We have audited the accompanying consolidated statements of operations, members' equity (deficit) and cash flows of H&E Equipment Services, L.L.C. (Formerly Gulf Wide Industries, L.L.C.) and Subsidiary, Baton Rouge, Louisiana, for the year ended December 31, 2000. In connection with our audit we also have audited the 2000 consolidated financial statement schedule listed in Item 15.(a)2: These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of H&E Equipment Services, L.L.C.(Formerly Gulf Wide Industries, L.L.C.) and Subsidiary, for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 20 to the accompanying consolidated financial statements, the Company has restated the consolidated statements of members' equity (deficit) and cash flows for the year ended December 31, 2000.

Yours truly,
/s/ Hawthorn, Waymouth & Carroll, L.L.P.
Baton Rouge, Louisiana

February 21, 2001
(except for Note 20 as
    to which the date is April 7, 2003)

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 and 2001

(Dollars in thousands, except share amounts)

Assets

	2002	2001
		(Restated—See Note 20)
Cash	$3,398	$4,322
Receivables, net of allowance for doubtful accounts of $3,609 and $708, respectively	65,145	36,497
Inventories	53,462	31,645
Prepaid expenses and other assets	1,945	2,316
Rental equipment, net of accumulated depreciation of $80,102 and $58,805, respectively	309,697	195,701
Property and equipment, net of accumulated depreciation and amortization of $13,338 and $8,673, respectively	19,156	13,444
Deferred financing costs, net of accumulated amortization of $854	12,612	—
Goodwill	3,204	3,204

Total assets	$468,619	$287,129

Liabilities and Members' Equity (Deficit)
Liabilities:
Senior secured credit facility	$76,724	$181,714
Accounts payable	91,488	44,234
Accrued expenses and other liabilities	12,329	5,904
Notes payable	1,402	3,424
Senior secured notes, net of discount	198,570	—
Senior subordinated notes, net of discount	42,602	—
Capital lease obligations	10,841	11,194
Deferred compensation	10,233	—
Deferred income taxes	—	10,760

Total liabilities	444,189	257,230

Senior Exchangeable Preferred Units	—	10,392
Senior Subordinated Preferred Units	—	37,424
Commitments and contingencies (Note 15)
Members' equity (deficit):
Series A Senior Preferred Units, $1 par value. Liquidation value $1,293. Authorized, issued and outstanding 1,235,299 shares	—	1,235
Junior Preferred Units, $1 par value. Liquidation value $5,157. Authorized, issued and outstanding 5,000 shares	—	5,000
Class A Common Stock, $.01 par value. Authorized, issued and outstanding 115,152.8 shares	—	1,152
Class B Common Stock, $.01 par value. Authorized, issued and outstanding 115,152.8 shares	—	1,152
Additional paid-in-capital	—	50,090
Accumulated deficit	—	(76,546)
Member's interest	24,430	—

Total members' equity (deficit)	24,430	(17,917)

Total liabilities and members' equity (deficit)	$468,619	$287,129

The accompanying notes are an intregral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
		(Restated—See Note 20)
Revenues:
Equipment rentals	$136,624	$98,696	$70,625
New equipment sales	72,143	84,138	53,345
Used equipment sales	52,487	59,441	51,402
Parts sales	47,218	36,524	34,435
Service revenues	27,755	19,793	16,553
Other	15,473	10,925	8,236

Total revenues	351,700	309,517	234,596

Cost of Revenues:
Rental depreciation	46,471	30,004	28,629
Rental expense	37,408	23,154	10,916
New equipment sales	66,055	77,442	47,910
Used equipment sales	43,026	51,378	44,401
Parts sales	34,011	27,076	25,846
Service revenues	11,438	8,106	7,139
Other	16,813	14,439	11,488

Total cost of revenues	255,222	231,599	176,329

Gross profit	96,478	77,918	58,267
Selling, general and administrative expenses	82,294	55,382	46,001
Gain on sale of property and equipment	59	46	—

Income from operations	14,243	22,582	12,266

Other income (expense)
Interest expense	(28,955)	(17,995)	(22,909)
Other, net	372	156	187

Total other expense	(28,583)	(17,839)	(22,722)

Income (loss) before income taxes	(14,340)	4,743	(10,456)
Income tax provision (benefit)	(1,271)	1,443	(3,123)

Net income (loss)	$(13,069)	$3,300	$(7,333)

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(Dollars in thousands)

	Series A Senior Preferred	Junior Preferred	Class A Common	Class B Common	Additional Paid-in- Capital	Accumulated Deficit	Member's Interest	Total Members' Equity (Deficit)
December 31, 1999 (as previously reported)	$—	$—	$1,961	$—	$3,000	$(59,285)	$—	$(54,324)
Prior period adjustments	—	—	—	—	—	(879)	—	(879)

December 31, 1999 (restated)	—	—	1,961	—	3,000	(60,164)	—	(55,203)
Net loss	—	—	—	—	—	(7,333)	—	(7,333)
Accretion of liquidation value on Preferred Units outside of equity	—	—	—	—	—	(6,441)	—	(6,441)

December 31, 2000 (restated)	—	—	1,961	—	3,000	(73,938)	—	(68,977)
Net income (restated)	—	—	—	—	—	3,300	—	3,300
Accretion of liquidation value on Preferred Units outside of equity	—	—	—	—	—	(4,379)	—	(4,379)
Recapitalization and issuance of new securities	1,235	5,000	(809)	1,152	47,090	—	—	53,668
Accretion of liquidation value on Preferred Units outside of equity	—	—	—	—	—	(1,529)	—	(1,529)

December 31, 2001 (restated)	1,235	5,000	1,152	1,152	50,090	(76,546)	—	(17,917)
Net loss–January 1, 2002 to June 17, 2002	—	—	—	—	—	(2,365)	—	(2,365)
Accretion of liquidation value on Preferred Units outside of equity through June 17, 2002	—	—	—	—	—	(1,009)	—	(1,009)
Members' equity issued with Senior Subordinated Notes at June 17, 2002	—	—	—	—	—	—	7,600	7,600
Conversion of Senior Exchangeable Preferred Units at June 17, 2002	—	—	—	—	—	—	10,652	10,652
Conversion of Senior Subordinated Preferred Units at June 17, 2002	—	—	—	—	—	—	38,173	38,173
Conversion of series A Senior Preferred, Junior Preferred, Class A Common, Class B Common, Additional-Paid-In Capital and accumulated deficit to member's equity at June 17, 2002	(1,235)	(5,000)	(1,152)	(1,152)	(50,090)	79,920	(21,291)	—
Net loss–June 18, 2002 to December 31, 2002	—	—	—	—	—	—	(10,704)	(10,704)

December 31, 2002	$—	$—	$—	$—	$—	$—	$24,430	$24,430

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(Dollars in thousands)

	Years Ended December 31,
	2002	2001	2000
		(Restated— See Note 20)	(Restated— See Note 20)
Cash Flows from operating activities:
Net income (loss)	$(13,069)	$3,300	$(7,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	3,020	1,909	1,668
Depreciation on rental equipment	46,471	30,004	28,629
Amortization of loan discounts and deferred financing costs	1,091	—	—
Amortization of goodwill	—	250	244
Amortization of beneficial conversion feature	—	—	1,250
Provision for losses on accounts receivable	1,517	556	708
Gain on sale of property and equipment	(59)	(46)	—
Gain on sale of rental equipment	(6,326)	(7,431)	(5,961)
Deferred income taxes	(1,306)	1,799	(3,115)
Changes in operating assets and liabilities, net of business combination:
Receivables, net	(3,145)	1,734	(13,003)
Inventories	(21,337)	(2,632)	(16,028)
Prepaid expenses and other assets	1,433	(1,882)	747
Accounts payable	9,434	(366)	(7,501)
Accrued expenses and other liabilities	1,460	2,920	5,107
Deferred compensation	490	—	—

Net cash provided by (used in) operating activities	19,674	30,115	(14,588)

Cash flows from investing activities:
Purchases of property and equipment	(3,821)	(3,251)	(2,331)
Purchases of rental equipment	(46,724)	(78,313)	(25,639)
Proceeds from sale of property and equipment	115	148	7
Proceeds from sale of rental equipment	33,738	43,570	44,471
Cash acquired in ICM business combination	3,643	—	—
Purchase of Coastal Equipment, net of cash acquired	—	—	(256)

Net cash (used in) provided by investing activities	(13,049)	(37,846)	16,252

Cash flows from financing activities:
Net proceeds from issuance of senior secured notes	198,526	—	—
Net proceeds from issuance of senior subordinated notes	50,009	—	—
Payments of amounts due to members	(13,347)	—	—
Proceeds from issuance of senior exchangeable preferred units	—	10,000	—
Payment of deferred financing costs	(13,466)	—	—
Borrowings on senior secured credit facility	436,081	316,933	221,803
Payments on senior secured credit facility	(658,489)	(312,242)	(223,627)
Principal payments on notes payable	(2,022)	(653)	(888)
Payments on capital lease obligations	(4,841)	(3,612)	—

Net cash (used in) provided by financing activities	(7,549)	10,426	(2,712)

Net (decrease) increase in cash	(924)	2,695	(1,048)
Cash, beginning of year	4,322	1,627	2,675

Cash, end of year	$3,398	$4,322	$1,627

The accompanying notes are an integral part of these consolidated statements.

	Years Ended December 31,
	2002	2001	2000
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
New and used equipment financed	$—	$6,205	$—
Rental equipment financed under capital lease obligations	4,182	14,806	—
New inventory financed	—	2,077	—
Assets transferred from new and used inventory to rental fleet	11,602	15,291	20,709
Members' equity issued with the senior subordinated notes	7,600	—	—
Conversion of debt to equity under a recapitalization agreement	—	44,202	—
Supplement disclosures of cash flow information:
Cash paid during the year for:
Interest	$28,662	$14,781	$17,937
Income taxes	6	125	—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

  As of December 31, 2002 and 2001, the Company had $55.1 million and $30.0 million, respectively, in flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

  On June 17, 2002, the Company entered into a business combination acquiring substantially all the assets and assuming certain liabilities of ICM Equipment Company L.L.C. The following table sets forth information relating to the acquisition (in thousands):

Fair value of assets acquired	$187,781
Excess of liabilities assumed over fair value of assets acquired	—

Liabilities assumed	$187,781

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND NATURE OF OPERATIONS

Basis of Presentation

        H&E Equipment Services L.L.C. (H&E Equipment Services) is a wholly-owned subsidiary of H&E Holdings L.L.C. (H&E Holdings). H&E Holdings is principally a holding company conducting all of its operations through H&E Equipment Services (see Note 3). The consolidated financial statements include the results of operations of H&E Equipment Services and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc. and Great Northern Equipment, Inc., collectively referred to herein as the "Company".

        The nature of the Company's business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

        The Company is an integrated equipment rental, service and sales company located in the United States with an integrated network of 45 facilities, most of which have full service capabilities, and a workforce that includes a group of service technicians and a separate rental and equipment sales force. In addition to renting equipment, the Company also sells new and used equipment and provides extensive parts and service support. The Company generates a significant portion of its gross profit from parts sales and service revenues.

        The Company's operations are principally connected with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand for equipment or depressed rental rates and sales prices of equipment. The Company has a substantial amount of debt. In accordance with the terms of the current debt agreements, the Company must comply with certain restrictive financial and operational covenants (see Note 13). Failure to comply with these covenants may adversely affect the Company's ability to finance future operations or capital needs or to engage in business activities.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of H&E Equipment Services L.L.C. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company's policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectability is reasonably assured. Service revenues are recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges.

Inventories

        New and used equipment is stated at the lower of cost or market by specific-identification. Parts and supplies are stated at the lower of the average cost or market.

Rental Equipment

        Rental equipment purchased by the Company is stated at cost and is depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment depreciation is three to ten years, after giving effect to an estimated salvage value of 0% to 25% of cost.

        Ordinary repair and maintenance costs and property taxes are charged to operations as incurred. Expenditures for additions or improvements that extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the Company's consolidated results of operations.

Property and Equipment

        Property and equipment are recorded at cost and are depreciated over the estimated useful lives using the straight-line method. The range of estimated useful lives for property and equipment is three to ten years. Ordinary repair and maintenance costs are charged to operations as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

Long-lived Assets

        Long-lived assets are recorded at the lower of amortized cost or fair value. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset over the remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Deferred Financing Costs and Initial Purchasers' Discounts

        Deferred financing costs and initial purchasers' discounts were recorded during 2002 in connection with entering into a new senior secured credit facility and issuing senior secured notes and senior subordinated notes (see Note 13). The amounts are being amortized over the terms of the loans and notes, utilizing the effective interest method. The amortization expense of deferred financing costs and initial purchasers' discounts is included with interest expense as an overall cost of the financing. During 2002, interest expense related to the amortization of these costs totaled $1,091,000.

Goodwill

        The $3.2 million of goodwill recorded in the accompanying consolidated balance sheets was established in connection with an acquisition in 1999. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, goodwill was being amortized over 40 years. Beginning January 1, 2002, goodwill is no longer being amortized, but will be tested on at least an annual basis for impairment. See "Recent Accounting Pronouncements" for further information.

Advertising

        Advertising costs are expensed as incurred and totaled $993,000, $763,000, and $710,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in cost of revenues.

Income Taxes

        The Company files a consolidated federal income tax return with its wholly owned subsidiaries. As a Limited Liability Corporation, the Company has elected to be taxed as a C-Corporation under the provisions of the Internal Revenue Code ("IRC"). Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated balance sheets for accounts receivable, accounts payable, accrued liabilities, and deferred compensation approximate fair value due to the immediate to short-term maturity of these financial instruments. The carrying amount of the senior secured credit facility approximates the fair value due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company's notes payable, senior secured and senior subordinated notes payable at December 31, 2002 are as follows (in thousands):

	Carrying Amount	Fair Value
Senior secured notes with interest computed at 11 1/8%	$198,570	$156,000
Senior subordinated notes with interest computed at 12 1/2%	42,602	39,220
Notes payable to financial institution with interest rates ranging from 4.25% to 7.63%	1,018	759
Notes payable to suppliers with interest computed at 2.9%	304	266
Notes payable to finance companies with interest rates ranging from 9 1/2% to 10 1/2%	80	69

	$242,574	$196,314

Concentrations of Credit and Supplier Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Credit risk with respect to trade accounts receivable is mitigated by the large number of geographically diverse customers and the Company's credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics' liens are filed and personal guarantees are signed to protect the Company's interests. The Company maintains reserves for potential losses.

        The Company records its trade receivables at sales value and establishes specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves are estimated by management based on the following assumptions and variables: customer's financial position, age of the customer's receivables and changes in payment schedules. In addition to the specific reserves, management establishes a non-specific allowance for doubtful accounts by applying specific percentages to the different receivable aging categories (excluding the specifically reserved accounts). The percentage applied against the aging categories increases as the accounts become further past due. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts.

        The Company routinely acquires equipment from certain suppliers. Management believes that other suppliers could provide similar equipment with comparable terms.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The use of estimates and assumptions may affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include allowance for doubtful accounts, useful lives for depreciation, goodwill and other asset impairments, loss contingencies, and fair values of financial instruments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

        The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. The provisions of SFAS No. 142 eliminate the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require such assets to be tested for impairment and to be written down to fair value, if necessary. Accordingly, the Company does not have goodwill amortization subsequent to December 31, 2001.

        In connection with the adoption of SFAS No. 142, the Company made an assessment of its goodwill for impairment based upon the new rules during the year ended December 31, 2002. Based on the assessment, the Company was not required to adjust the carrying value of its goodwill. As of December 31, 2002, the Company had goodwill of approximately $3.2 million.

        If the provisions of SFAS No. 142 were in effect at January 1, 2000, the following pro forma financial results for the years ended December 31, 2001 and 2000 would have resulted (in thousands):

	2001	2000
Selling general and administrative expense	$52,437	$44,323
Income from operations	22,832	12,510
Net income (loss)	3,453	(7,184)

        For the years ended December 31, 2001 and 2000, the Company recorded goodwill amortization of $250,000 and $244,000, respectively.

        In June 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 during fiscal 2003, but does not expect this statement to have a material impact on it's consolidated results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on it's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be recorded during one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing the standard, which is effective for periods beginning after December 31, 2002, applied prospectively, and does not expect it to have a material impact on its results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. Guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. The Company has adopted the disclosure requirements. The Company does not expect the adoption of the accounting provisions of FIN No. 45 to have a material impact on its results of operations and financial position.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Company does not expect the adoption of FIN No. 46 to have a material impact on its results of operations and financial position.

Reclassifications

         Certain amounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year consolidated financial statements.

Restatement

         The accompanying consolidated financial statements as of and for the year ended December 31, 2001 have been restated. (See Note 20).

(3)  REORGANIZATION AND ACQUISITION OF ICM EQUIPMENT COMPANY L.L.C.

         On June 17, 2002, the equity holders of H&E Equipment Services L.L.C. (formerly Gulf Wide Industries L.L.C.) and ICM Equipment Company L.L.C. (ICM) formed H&E Holdings by executing a Limited Liability Company Agreement of H&E Holdings and by contributing to H&E Holdings all of the outstanding equity securities and certain outstanding subordinated debt of the two companies to the members of H&E Holdings in exchange for certain equity securities of H&E Holdings. Pursuant to a Contribution Agreement and Plan of Reorganization, H&E Holdings contributed all of the outstanding equity securities of ICM to H&E Equipment Services, consummating the merger and making ICM a wholly-owned subsidiary of H&E Equipment Services. Head and Engquist L.L.C. is also a wholly-owned subsidiary of H&E Equipment Services.

        Pursuant to the Contribution Agreement and Plan of Reorganization, H&E Holdings issued a series of preferred and common units in exchange for all the outstanding stock of ICM. The acquisition was accounted for under the purchase method of accounting. H&E Equipment Services was considered the acquirer for accounting purposes. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. There was no goodwill or other intangible assets recorded in connection with the transaction. The operating results of ICM have been included in the accompanying 2002 consolidated financial statements from the date of the acquisition.

        The following table summarizes the fair value of assets acquired and liabilities assumed as allocated in purchase accounting (in thousands):

Fair value of assets acquired:
Cash	$3,643
Accounts receivable	27,020
Inventories	12,082
Rental equipment	129,554
Property and equipment	4,966
Deferred tax assets	9,454
Other assets	1,062

187,781

Fair value of liabilities assumed:
Outstanding borrowings on senior secured credit facility	117,493
Accounts payable and accrued liabilities	50,092
Amounts due to members	10,147
Deferred compensation	9,743
Capital lease obligations	306

187,781

Excess of liabilities assumed over fair value of assets acquired	$—

        The consolidated results of operations data shown below is presented on an unaudited pro forma basis and represents the results of H&E Equipment Services had the business combination occurred at the beginning of the periods presented (in thousands):

	Years Ended December 31,
	2002	2001
Revenues	$431,721	$515,262
Net loss	$(23,277)	$(8,777)

        The unaudited pro forma net loss for the year ended December 31, 2002 includes a $1.2 million fee for early termination of the Company's previous credit facility that is included in interest expense in the accompanying consolidated statement of operations. The unaudited pro forma financial information is presented for informational purposes only and is based upon certain assumptions and estimates, which are subject to change. The results are not necessarily indicative of the operating results that would have occurred had the transaction been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

(4)  AUGUST 2001 RECAPITALIZATION

        On August 10, 2001, the Company entered into a recapitalization agreement with BRS and the Minority Shareholder Group whereby a further investment was made by BRS into the Company.

        BRS contributed $10.0 million in cash in exchange for $10.0 million of newly issued Senior Exchangeable Preferred Units. BRS also contributed its outstanding Class A, B and C Preferred Units, with a cumulative liquidation value of approximately $37.6 million and its $7.0 million par value Convertible Subordinated Note, plus accrued interest in exchange for $36.3 million of newly issued Senior Subordinated Preferred Units.

        The Minority Shareholder Group contributed its outstanding Class A, B, and C Preferred Units, with a cumulative liquidation value of approximately $19.9 million, its Class A common units of $0.8 million and its $20.6 million Convertible Subordinated Note in exchange for $1.2 million of newly issued Series A Preferred Units, $5.0 million of Junior Preferred Units and $1.2 million of Class B common stock.

        Immediately after these transactions, BRS had 115,152.8 shares of Class A common stock and the Minority Shareholder Group had 115,152.8 shares of Class B common stock. The Class A common stock has 2 for 1 voting rights for every share of Class B common stock. This gave BRS 66.7% voting interest in the Company and the Minority Shareholder Group the remaining 33.3%. The BRS investment and exchanges with the Minority Shareholder Group have been accounted for as a recapitalization in the accompanying consolidated financial statements as of December 31, 2001.

(5) RECEIVABLES

        Receivables consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001
Trade receivables	$63,935	$34,302
Income tax receivables	125	—
Unbilled rental revenue (restated in 2001)	3,255	1,690
Sales-type leases	657	984
Advances to officers and employees	120	149
Affiliated companies	454	80
Other	208	—

	68,754	37,205
Less allowance for doubtful accounts	(3,609)	(708)

	$65,145	$36,497

(6) INVENTORIES

        Inventories consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001
New equipment	$23,242	$9,997
Used equipment	13,511	9,640
Parts, supplies and other	16,709	12,008

	$53,462	$31,645

(7) PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001
Land	$3,000	$2,995
Office and computer equipment	7,837	4,190
Machinery and equipment	3,220	3,140
Transportation equipment	9,521	5,203
Building and leasehold improvements	8,916	5,881
Construction in progress	—	708

	32,494	22,117
Less accumulated depreciation and amortization	(13,338)	(8,673)

	$19,156	$13,444

(8) ACCOUNTS PAYABLE

        Accounts payable consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001
Trade accounts payable	$36,387	$11,083
Manufacturer flooring plans payable	55,101	29,943
Due to BRS	—	3,208

	$91,488	$44,234

        Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest paid on the manufacturer flooring plans ranges between zero percent and Prime Interest Rate plus 3.5 percent. Certain manufacturer flooring plans provide for a one to twelve month reduced interest rate term or a deferred payment period. The Company makes payments in accordance with the original terms of the financing agreements. However, the Company routinely sells equipment that is financed under manufacturer flooring plans and prior to the original maturity date of the financing agreement. The payable is paid at the time equipment being financed is sold. The flooring plans payable are secured by the equipment being financed.

        Maturities (based on original financing terms) of the manufacturer flooring plans payable for each of the next five years ending December 31 are as follows (in thousands):

2003	$15,412
2004	11,857
2005	8,851
2006	16,014
2007	2,967

$55,101

(9) ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued liabilities consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001
Payroll and related liabilities	$5,368	$2,434
Sales, use, and property taxes	3,240	1,027
Accrued interest	1,429	930
Deferred revenue (2001 restated)	1,610	802
Other	682	711

	$12,329	$5,904

(10) NOTES PAYABLE

        A summary of notes payable as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Notes payable to a financial institution maturing through 2008.
Principal reductions approximate $21 a month plus interest ranging from
4.25% to 7.63% at December 31, 2002, and 4.75% to 7.63% at
December 31, 2001. Notes are collateralized by real estate.	$1,018	$1,504
Notes payable to suppliers maturing through 2005. Payable in monthly installments of approximately $11. Interest is at 2.9%. Notes are collateralized by equipment	304	1,817
Notes payable to finance companies maturing through 2006. Payable in monthly installments of $3. Interest ranges from 9.5% to 10.5%. Notes are collateralized by equipment	80	103

	$1,402	$3,424

        Maturities of notes payable for each of the next five years ending December 31, are as follows (in thousands):

2003	$348
2004	335
2005	258
2006	184
2007	181
Thereafter	96

$1,402

(11) CONVERTIBLE AND PREFERRED SECURITIES

Senior Exchangeable Preferred Units

        In connection with the August 10, 2001 recapitalization, BRS purchased for $10.0 million in cash 10,000 units of $1,000 par value Senior Exchangeable Preferred Units. These units include a 10% liquidation value compounded semi-annually from their issuance date. The liquidation value is to include the par value plus any accreted value to be paid. At any time prior to July 31, 2006, the holders of the Senior Exchangeable Preferred Units could have exchanged any part of the liquidation value of these units into a senior subordinated promissory note of either the Company or its subsidiary, at the election of the holder.

        As the redemption of the Senior Exchangeable Preferred Units was outside of the control of the Company, they were classified outside of members' equity in the accompanying consolidated balance sheet as of December 31, 2001. The difference between the carrying value and liquidation value was accreted through periodic charges to accumulated deficit.

Senior Subordinated Preferred Units

        In connection with the August 10, 2001 recapitalization, the Company issued 36,286,902 shares of $1,000 par value Senior Subordinated Preferred Units. These units included an 8% liquidation value compounded semi-annually from their issuance date. The liquidation value as of December 31, 2001 included the par value plus any accreted value to be paid under the terms Agreement. The Senior Subordinated Preferred Units could be redeemed at the discretion of the Company's board of directors. The Company's board of directors is subject to voting control of BRS, who have voting control of the Company. As such, the Senior Subordinated Preferred Units were classified outside of members' equity (deficit) in the accompanying consolidated balance sheet as of December 31, 2001. The difference between the carrying value and the liquidation value was accreted through periodic charges to accumulated deficit.

Series A Senior Preferred Units

        In connection with the August 10, 2001 recapitalization, the Company issued 1,235,229 shares of $1,000 par value Senior Series A Preferred Units. These units included a 12% liquidation value compounded semi-annually from their issuance date. The liquidation value was to include the par value plus any accreted value to be paid under the terms Agreement. These units could be redeemed at the discretion of the Company's board of directors.

Junior Preferred Units

        In connection with the August 10, 2001 recapitalization, the Company issued 5,000 shares of $1,000 par value Junior Preferred Units. These units included an 8% liquidation value compounded semi-annually from their issuance date. The liquidation value was to include the par value plus any accreted value to be paid under the terms Agreement. These units could be redeemed at the discretion of the Company's board of directors.

        The Series A Senior Preferred Units and the Junior Preferred Units were held by the Minority Shareholders and are included in members' equity (deficit) in the accompanying consolidated balance sheet as of December 31, 2001.

        In connection with the Company's reorganization and acquisition of ICM in June 2002 (see Note 3), the Senior Exchangeable Preferred Units, the Senior Subordinated Preferred Units, the Series A Senior Preferred Units and the Junior Preferred Units were converted to member's interest.

(12) CAPITAL LEASE OBLIGATIONS

        The Company is the lessee of various equipment under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

        Following is a summary of assets held under capital leases at December 31, 2002 and 2001 (in thousands):

	2002	2001
Rental equipment	$18,918	$14,791
Data processing equipment	278	28

	19,196	14,819
Less accumulated amortization	(3,588)	(1,298)

	$15,608	$13,521

        Future minimum lease payments under capital leases as of December 31, 2002 are as follows (in thousands):

2003	$9,084
2004	1,355
2005	1,288

Total minimum lease payments	11,727
Less amount representing interest	(886)

Total present value of minimum payments with interest ranging from 5% to 9.5%	$10,841

(13) SENIOR SECURED NOTES, SENIOR SUBORDINATED NOTES AND SENIOR SECURED CREDIT FACILITY

        In connection with the reorganization of the Company and acquisition of ICM (see Note 3), the Company issued $200.0 million aggregate principal amount of 11 1/8% senior secured notes and $53.0 million aggregate principal amount of 12 1/2% senior subordinated notes and entered into a new senior secured credit facility. The senior secured credit facility is comprised of a $150.0 million revolving line of credit. The proceeds from the senior secured notes, senior subordinated notes and senior secured credit facility were used to payoff the existing credit facilities of the two companies which had aggregate outstanding balances of approximately $306.4 million, repay senior subordinated promissory notes of approximately $13.3 million, and pay for financing costs of approximately $13.5 million. The deferred financing costs are being amortized to interest expense over the life of the respective related debt.

Senior Secured Notes

        On June 17, 2002, the Company issued $200.0 million aggregate principal amount of 11 1/8% Senior Secured Notes due 2012. The following table reconciles the $200.0 million Senior Secured Notes to the December 31, 2002 balance (in thousands):

Aggregate principal amount issued	$200,000
Initial purchasers' discount	(1,474)
Initial purchasers' discount amortization (June 17, 2002 through
December 31, 2002)	44

Senior Secured Notes balance at December 31, 2002	$198,570

        The net proceeds from the sale of the notes were approximately $190.7 million (after deducting the initial purchasers' discount and related financing costs). Interest on the notes will be paid semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. The notes mature on June 15, 2012 and are guaranteed by the Company's domestic subsidiaries (see

Note 21). The notes are secured by junior security interests in substantially all of the assets of H&E Equipment Services. The Company, at its option, may redeem the notes on or after June 15, 2007, at specified redemption prices, which range from 105.563% in 2007 to 100.0% in 2010 and thereafter. In addition, at any time on or prior to June 15, 2005, the Company may redeem up to 35% of the outstanding notes at a redemption price of 111.125% with the net proceeds of certain equity offerings. The indenture governing the notes contains certain restrictive covenants including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens and guarantees, (iv) dividends and other payments, (v) preferred stock of subsidiaries, (vi) transactions with affiliates, (vii) sale and leaseback transactions, and (viii) the Company's ability to consolidate, merge or sell all or substantially all of its assets.

Senior Subordinated Notes

        On June 17, 2002, the Company issued $53.0 million aggregate principal amount of 12 1/2% Senior Subordinated Notes due 2013. The following table reconciles the $53.0 million Senior Subordinated Notes to the December 31, 2002 balance (in thousands):

Aggregate principal amount issued	$53,000
Initial purchasers' discount	(10,591)
Initial purchasers' discount amortization (June 17, 2002 through December 31, 2002)	193

Senior Subordinated Notes balance at December 31, 2002	$42,602

        The net proceeds from the sale of the notes were approximately $40.7 million (after deducting the initial purchasers' discount and related financing costs). Interest on the notes will be paid semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. The notes mature on June 15, 2013 and are guaranteed by the Company's domestic subsidiaries (see Note 21). The notes are senior to all other subordinated debt and are unsecured. The Company, at its option, may redeem the notes on or after June 15, 2007, at specified redemption prices which range from 106.250% in 2007 to 100.0% in 2010 and thereafter. In addition, at any time prior to June 15, 2005, the Company may redeem up to 35% of the outstanding notes at a redemption price of 112.50% with the net proceeds of certain equity offerings. The indenture governing the notes contains certain restrictive covenants including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens and guarantees, (iv) dividends and other payments, (v) preferred stock of subsidiaries, (vi) transactions with affiliates, (vii) sale and leaseback transactions, and (viii) the Company's ability to consolidate, merge or sell all or substantially all of its assets.

        In connection with and attached to the issuance of the senior subordinated notes, H&E Holdings issued approximately 553 shares of Series A preferred stock, 1,476 shares of Series B preferred stock, 4,239 shares of Series C preferred stock, 2,613 shares of Series D preferred stock, 106,842 shares of Class A common stock, and 103,684 shares of Class B common stock, all of which are limited liability company interests in H&E Holdings.

        Also in connection with the issuances of the senior secured notes and the senior subordinated notes, the Company recorded original issue discounts of $1.5 million and $3.0 million, respectively. Additionally, $7.6 million of value was allocated to the H&E Holdings' limited liability company interest issued as part of the offering of the senior subordinated notes. The value allocated to these interests has been accounted for as additional original issue discount. The value allocated to the limited liability interests was based on an estimate of the relative fair values of these interests and the senior subordinated notes at the date of issuance. The original issue discounts are being amortized to interest expense over the lives of the respective notes using the effective interest rate method.

Senior Secured Credit Facility

        In accordance with the senior secured credit facility the Company may borrow up to $150 million depending upon the availability of borrowing base collateral consisting of eligible trade receivables, inventories, property, plant and equipment, and other assets. The senior secured credit facility bears interest at LIBOR plus 300 basis points and matures June 17, 2007. The credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company's domestic subsidiaries (see Note 21). The balance outstanding on the senior secured credit facility as of December 31, 2002 was approximately $76.7 million. Additional borrowings available under the terms of the senior secured credit facility as of December 31, 2002 totaled $72.8 million. The average interest rate on outstanding borrowings for the year ended December 31, 2002 was 5.8%.

        If at any time an event of default exists, the interest rate on the senior secured credit facility will increase by 2.0% per annum. The Company is also required to pay a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

        In accordance with the terms of the senior secured credit facility, the Company must comply with certain restrictive financial covenants and must maintain certain financial ratios. The Company is required to, among other things, satisfy certain financial tests relating to: (a) the maximum senior debt to tangible assets ratio, (b) maximum leverage ratio, (c) maximum adjusted leverage ratio, (d) minimum utilization rate of equipment inventory ratio, (e) minimum adjusted interest coverage ratio and (f) maximum property and equipment capital expenditures.

        At December 31, 2002, the Company was in compliance with the covenants and terms of the senior secured notes, senior subordinated notes, and the senior secured credit facility.

        On March 31, 2003, the senior secured credit facility was amended to extend the current year requirement for filing the Company's audited financial statements to the earlier of April 15, 2003, or the date the Company files its annual report on Form 10-K with the Securities and Exchange Commission.

        The annual maturities of senior secured credit facility, senior secured notes and senior subordinated notes, as of December 31, 2002 are as follows (in thousands):

2007	$76,724
Thereafter	253,000

329,724
Less unamortized discount	(11,828)

$317,896

(14) INCOME TAXES

        Income tax provision (benefit) for the years ended December 31, 2002, 2001 (restated) and 2000 consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2002:
U.S. Federal	$—	$(1,091)	$(1,091)
State	20	(200)	(180)

	$20	$(1,291)	$(1,271)

Year ended December 31, 2001 (restated):
U.S. Federal	$—	$1,589	$1,589
State	(356)	210	(146)

	$(356)	$1,799	$1,443

Year ended December 31, 2000:
U.S. Federal	$—	$(2,758)	$(2,758)
State	—	(365)	(365)

	$—	$(3,123)	$(3,123)

        Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
		(Restated— See Note 20)
Deferred tax assets:
Accounts receivable	$1,371	$269
Inventory	433	526
Net operating losses	42,157	14,042
AMT credit	832	832
Sec. 263A costs	577	—
Non-deductible accrued liabilities	1,100	—
Goodwill	15,957	—
Deferred compensation	2,661	—
Accrued interest	1,227	—
Interest expense—high yield debt	1,013	—
Sec. 754 adjustment	10,707	—
Other assets	307	349

	78,342	16,018
Valuation allowance	(20,453)	—

	57,889	16,018

Deferred tax liabilities:
Property and equipment	(56,309)	(26,711)
Investments	(1,520)	—
Other	(60)	(67)

	(57,889)	(26,778)

Net deferred taxes	$—	$(10,760)

        The difference between income taxes computed using statutory federal income tax rates and the effective corporate rates are as follows for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	2002	2001	2000
		(Restated— See Note 20)
Computed tax at statutory rates	$(4,877)	$1,605	$(3,555)
Non-deductible expenses	577	240	133
State income tax—net of federal tax effect	(119)	(96)	(241)
Beneficial conversion feature	—	—	425
Increase in valuation allowance	3,107	—	—
Other	41	(306)	115

	$(1,271)	$1,443	$(3,123)

        At December 31, 2002, 2001, and 2000, the Company had available net operating loss carryforwards of approximately $110.9 million, $37.4 million, and $36.9 million respectively, which expire in varying amounts from 2018 through 2022. The Company also had Federal alternative minimum tax credit carryforwards at December 31, 2002, 2001 and 2000 of approximately $0.8 million which do not expire. The utilization of all or some of these loss carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.

        Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryback and carryforward periods permitted by the current law to allow for the utilization of certain carryforwards and other tax attributes. Therefore, a valuation allowance of $20.5 million has been established to reduce the deferred tax assets as of December 31, 2002.

(15) COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases certain property and rental equipment under noncancelable operating lease agreements expiring at various dates through 2018. Rent expense on property and rental equipment under noncancelable operating lease agreements for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $21,023,000, $18,340,000 and $5,986,000, respectively.

        Future minimum operating lease payments, in the aggregate, are as follows (in thousands):

Years ending December 31:
2003	$29,366
2004	21,098
2005	18,660
2006	14,685
2007	6,682
Thereafter	9,935

$100,426

Legal Matters

        In July 2000, a complaint was filed in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg under the caption Sunbelt Rentals, Inc. v. Head & Engquist Equipment, L.L.C. ("H&E"), d/b/a H&E Hi-Lift, et al. The complaint was filed by a competitor of H&E, BPS Equipment, which was acquired by the plaintiff in June 2000, against H&E, Robert W. Hepler, an executive officer, and other employees of H&E. The complaint alleges, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices, interference with prospective advantage and civil conspiracy, in connection with the start-up of H&E's Hi-Lift division in January 2000 and the hiring of former employees of BPS Equipment. The complaint seeks, among other things, an order which enjoins the defendants from using BPS Equipment's trade secrets, awards of unspecified compensatory and punitive damages to the plaintiff as well as awarding the plaintiff's costs and attorneys' fees.

        The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of all matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Employment Contracts

        The Company has entered into employment contracts with various officers and members, which provide for annual payments to the officers and members, subject to their continued employment with the Company. The employment contracts mature in February 2003 and on December 31, 2006 and require aggregate annual payments of approximately $1,453,000 with bonuses at the discretion of the board of directors.

Letter of Credit

        The Company had outstanding letters of credit in the amount of $470,000 and $950,000 as of December 31, 2002 and 2001, respectively.

(16) EMPLOYEE BENEFIT PLANS

        The Company offers its employees participation in a qualified 401(k)/profit-sharing plan which requires the Company to match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2002, 2001 and 2000, the Company contributed $609,000, $250,000 and $212,000, respectively, to this plan.

(17) DEFERRED COMPENSATION PLANS

        In connection with the acquisition of ICM, the Company assumed a nonqualified executive deferred compensation plan under which certain employees had previously elected to defer a portion of their annual compensation. Participants in the plan can no longer defer compensation. Compensation previously deferred under the plan is payable upon the termination, disability, or death of the participants. The plan accumulates interest each year at a bank's prime rate in effect as of the beginning of January. This rate remains constant throughout the year. The effective rate for the 2002 plan year was 4.75 percent. The aggregate deferred compensation (including accrued interest of $2,355,000) at December 31, 2002 was $4,343,000.

        The Company also assumed, in connection with the acquisition of ICM, a liability for subordinated deferred compensation for certain officers and members of the Company. Compensation deferred is payable in December 2013 and is subordinate to all other debt. Interest is accrued quarterly at a rate of 13 percent per annum. The aggregate deferred compensation (including accrued interest of $890,000) at December 31, 2002 was $5,890,000.

(18) RELATED PARTY TRANSACTIONS

        For the three years ended December 31, 2002, the Company leased certain facilities from companies controlled by officers and members. The lease terms range from 3 to 20 years with expiration dates ranging from 2003 to 2018. Total rent paid during the years ended December 31, 2002, 2001 and 2000 was $1,740,000, $471,000 and $533,000, respectively.

        The Company purchased insurance from an insurance agency, related through common ownership, for $3,096,000, $2,017,000 and $1,657,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company owed companies related through common ownership $7,000 and $3,207,000 at December 31, 2002 and 2001, respectively. The Company had no sales transactions with these affiliated companies during 2002 and 2001.

        The Company rented equipment from an officer for $462,000 and $126,000 for the years ended December 31, 2001 and 2000, respectively. The equipment was purchased from the officer for $3,000,000 during 2001.

        The Company had a management agreement with an affiliate, under which the Company was obligated to pay the greater of $500,000 or 1% of earnings before interest, taxes, depreciation and amortization. The total paid for the years ended December 31, 2002, 2001 and 2000 was $670,000, $530,000 and $500,000, respectively.

        In connection with the acquisition of ICM, the Company entered into a management agreement with an affiliate payable in the greater of $2 million annually or 1.75% of annual earnings before interest, taxes, depreciation, and amortization, excluding operating lease expense, plus all reasonable out-of-pocket expenses. The total amount paid to the affiliate under the management agreement for 2002 was $1,085,000.

        In connection with the recapitalization of H&E in 1999, the Company entered into a consulting and non-competition agreement with a former stockholder of the Company for $3,000,000, payable in monthly installments of $25,000 per month for ten years. The total amount paid was $300,000 for each of the years ended December 31, 2002, 2001 and 2000.

        The Company has consulting and noncompetition agreements with two former stockholders of Coastal Equipment, Inc. acquired in 1999 for $1,000,000, payable in four annual installments of $250,000 beginning March 1, 2000.

        During the years ended December 31, 2002, 2001 and 2000, the Company paid approximately $255,000, $206,000 and $202,000, respectively, in fees to a charter aircraft company in which the Chief Executive Officer has ownership. The Company had a receivable from the charter aircraft company of approximately $101,000 and $80,000 as of December 31, 2002 and 2001, respectively.

        During the year ended December 31, 2002, the Company expensed $360,000 for interest earned under a deferred compensation plan for the chairman and an executive officer (see Note 17).

(19) SEGMENT INFORMATION

        The Company has identified five reportable segments: equipment rentals, new equipment sales, used equipment sales, sales of parts and services. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage- waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments. The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents information about the Company's reportable segments (in thousands):

	Years Ended December 31,
	2002	2001	2000
		(Restated- See Note 20)
Revenues:
Equipment rentals	$136,624	$98,696	$70,625
New equipment sales	72,143	84,138	53,345
Used equipment sales	52,487	59,441	51,402
Parts sales	47,218	36,524	34,435
Service revenues	27,755	19,793	16,553

Total segmented revenues	336,227	298,592	226,360
Non-segmented revenues	15,473	10,925	8,236

Total revenues	$351,700	$309,517	$234,596

Gross profit:
Equipment rentals	$52,745	$45,538	$31,080
New equipment sales	6,088	6,696	5,435
Used equipment sales	9,461	8,063	7,001
Parts sales	13,207	9,448	8,589
Service revenues	16,317	11,687	9,414

Total gross profit from revenues	97,818	81,432	61,519
Non-segmented gross loss	(1,340)	(3,514)	(3,252)

Total gross profit	$96,478	$77,918	$58,267

	Years Ended December 31,
	2002	2001	2000
		(Restated—See Note 20)
Segment identified assets
Equipment sales	$36,753	$19,637	$29,907
Equipment rentals	309,697	195,701	147,228
Parts and service	16,709	12,008	12,320

Total segment identified assets	363,159	227,346	189,455
Non-segment identified assets	105,460	59,783	56,506

Total assets	$468,619	$287,129	$245,961

        The Company operates only in U.S. markets and had no international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's sales on an overall or segment basis for any of the periods presented.

(20) RESTATEMENT OF FINANCIAL STATEMENTS

        Our previously issued consolidated financial statements as of and for the year ended December 31, 2001 have been restated to correct errors related to the calculation of unbilled rental revenue and deferred revenue related to rental contracts with terms that extend across reporting periods. As a result of the restatement, we also made corrections to income tax accounts, members' equity, and other related items.

        The Company's policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented in accordance with generally accepted accounting principles in the United States of America.

        During the preparation of the financial statements for the year ended December 31, 2002, we discovered certain errors related to the unbilled rental revenue and deferred revenue balance sheet accounts, and to the timing of when rental revenue was recorded in the past. On a cumulative basis, as of December 31, 2001, we had recognized approximately $1.2 million of after-tax rental revenue that should be recognized in subsequent periods. Of the $1.2 million, approximately $0.9 million related to years ended December 31, 1999 or prior, and approximately $0.3 million related to the year ended December 31, 2001. The impact of the errors was not material to the consolidated statement of operations for the year ended December 31, 2000.

        The following table summarizes the effect of the restatement adjustments on our consolidated financial statements (in thousands):

	Previously Reported	Restated
Year ended December 31, 2001
Revenues:
Equipment rentals	$99,229	$98,696
Total revenues	306,191	309,517
Gross profit:
Equipment rentals	46,071	45,538
Total gross profit	75,756	77,918
Income from operations	23,115	22,582
Income before income taxes	5,276	4,743
Provision for income taxes	1,648	1,443
Net income	3,628	3,300
As of December 31, 2001
Receivables, net of allowance for doubtful accounts	$37,819	$36,497
Total assets	288,451	287,129
Accrued expenses and other liabilities	5,264	5,904
Deferred income taxes	11,515	10,760
Total liabilities	257,345	257,230
Total members' deficit	(16,710)	(17,917)
Total liabilities and members' deficit	288,451	287,129
As of December 31, 2000
Total members' deficit	$(68,098)	$(68,977)
As of December 31, 1999
Total members' deficit	$(54,324)	$(55,203)

(21) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

        All of the indebtedness of H&E Equipment Services, the parent co-issuer, is guaranteed by GNE Investments, Inc. and its wholly owned subsidiary Great Northern Equipment, Inc. The guarantor subsidiaries are all wholly owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services' ability to obtain funds from the guarantor subsidiaries by dividend or loan.

        The condensed consolidating financial information of H&E Equipment Services and its subsidiaries are included below. Because the business combination and the debt refinancing (guaranteed by the subsidiaries) was consummated on June 17, 2002, condensed consolidating financial information as of December 31, 2002 is the only period presented. The condensed financial information for H&E Finance Corp., the subsidiary co-issuer, is not presented because H&E Finance Corp. has no assets or operations.

	December 31, 2002
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
ASSETS:
Cash	$3,331	$67	$—	$3,398
Receivables, net	64,742	403	—	65,145
Inventories	52,005	1,457	—	53,462
Prepaid expenses and other assets	1,941	4	—	1,945
Rental equipment, net	303,811	5,886	—	309,697
Property and equipment, net	19,031	125	—	19,156
Deferred financing costs, net	12,612	—	—	12,612
Investment in guarantor subsidiaries	4,841	—	(4,841)	—
Goodwill	3,204	—	—	3,204

Total assets	$465,518	$7,942	$(4,841)	$468,619

LIABILITIES AND MEMBERS' EQUITY:
Senior secured credit facility	$76,724	$—	$—	$76,724
Accounts payable	91,400	88	—	91,488
Accrued expenses and other liabilities	9,316	3,013	—	12,329
Notes payable	1,402	—	—	1,402
Senior secured notes, net of discount	198,570	—	—	198,570
Senior subordinated notes, net of discount	42,602	—	—	42,602
Capital lease obligations	10,841	—	—	10,841
Deferred compensation	10,233	—	—	10,233

Total liabilities	441,088	3,101	—	444,189
Member's interest	24,430	4,841	(4,841)	24,430

Total liabilities and member's equity	$465,518	$7,942	$(4,841)	$468,619

H&E EQUIPMENT SERVICES L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31, 2002
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$134,030	$2,594	$—	$136,624
New equipment sales	71,298	845	—	72,143
Used equipment sales	50,368	2,119	—	52,487
Parts sales	46,563	655	—	47,218
Service revenues	27,351	404	—	27,755
Other	15,416	57	—	15,473

Total revenues	345,026	6,674	—	351,700

Cost of Revenues:
Rental depreciation	45,619	852	—	46,471
Rental expense	36,723	685	—	37,408
New equipment sales	65,355	700	—	66,055
Used equipment sales	41,500	1,526	—	43,026
Parts sales	33,561	450	—	34,011
Service revenues	11,318	120	—	11,438
Other	16,768	45	—	16,813

Total cost of revenues	250,844	4,378	—	255,222

Gross Profit:
Equipment rentals	51,688	1,057	—	52,745
New equipment sales	5,943	145	—	6,088
Used equipment sales	8,868	593	—	9,461
Parts sales	13,002	205	—	13,207
Service revenues	16,033	284	—	16,317
Other	(1,352)	12	—	(1,340)

Total gross profit	94,182	2,296	—	96,478

Selling, general and administrative expenses	80,466	1,828	—	82,294
Equity in earnings of guarantor subsidiaries	513	—	(513)	—
Gain on sale of property and equipment	45	14	—	59

Income from operations	14,274	482	(513)	14,243

Other income (expense):
Interest expense	(28,951)	(4)	—	(28,955)
Other, net	365	7	—	372

Total other income (expense)	(28,586)	3	—	(28,583)

Income (loss) before income taxes	(14,312)	485	(513)	(14,340)
Benefit for income taxes	(1,243)	(28)	—	(1,271)

Net income (loss)	$(13,069)	$513	$(513)	$(13,069)

	Year Ended December 31, 2002
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income (loss)	$(13,069)	$513	$(513)	$(13,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	2,926	94	—	3,020
Depreciation on rental equipment	44,725	1,746	—	46,471
Amortization of loan discounts and deferred financing costs	1,091	—	—	1,091
Provision for losses on accounts receivable	1,517	—	—	1,517
Gain on sale of property and equipment	(45)	(14)	—	(59)
Gain on sale of rental equipment	(5,798)	(528)	—	(6,326)
Deferred income taxes	(1,306)	—	—	(1,306)
Equity in earnings of guarantor subsidiaries	(513)	—	513	—
Changes in operating assets and liabilities, net of business combination:
Receivables, net	(3,400)	255	—	(3,145)
Inventories	(20,789)	(548)	—	(21,337)
Prepaid expenses and other assets	1,382	51	—	1,433
Accounts payable	12,271	(2,837)	—	9,434
Accrued expenses and other liabilities	(4,518)	5,978	—	1,460
Deferred compensation	490	—	—	490

Net cash provided by operating activities	14,964	4,710	—	19,674

Cash flows from investing activities:
Purchases of property and equipment	(3,755)	(66)	—	(3,821)
Purchases of rental equipment	(46,584)	(140)	—	(46,724)
Proceeds from sale of property and equipment	115	—	—	115
Proceeds from sale of rental equipment	31,953	1,785	—	33,738
Cash acquired in ICM business combination	3,643	—	—	3,643

Net cash (used in) provided by investing activities	(14,628)	1,579	—	(13,049)

Cash flows from financing activities:
Net proceeds from issuance of senior secured notes	198,526	—	—	198,526
Net proceeds from issuance of senior subordinated notes	50,009	—	—	50,009
Payments of amounts due to members	(13,347)	—	—	(13,347)
Payment of deferred financing costs	(13,466)	—	—	(13,466)
Borrowings on senior secured credit facility	436,081	—	—	436,081
Payments on senior secured credit facility	(651,575)	(6,914)	—	(658,489)
Principal payments of notes payable	(2,022)	—	—	(2,022)
Payments on capital lease obligations	(4,841)	—	—	(4,841)

Net cash used in financing activities	(635)	(6,914)	—	(7,549)

Net decrease in cash	(299)	(625)	—	(924)
Cash, beginning of year	3,630	692	—	4,322

Cash, end of year	$3,331	$67	$—	$3,398

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who is a director or executive officer of H&E Equipment Services.

Name	Age	Title
Gary W. Bagley	55	Chairman and Director
John M. Engquist	49	President, Chief Executive Officer and Director
Lindsay C. Jones	40	Chief Financial Officer
Terence L. Eastman	50	Senior Vice President, Finance
William W. Fox	58	Vice President, Cranes and Earthmoving
Robert W. Hepler	46	Vice President, Hi-Lift
Kenneth R. Sharp, Jr	57	Vice President, Lift Trucks
John D. Jones	45	Vice President, Product Support
Dale W. Roesener	45	Vice President, Fleet Management
Bradley W. Barber	29	Vice President, Rental Operations
Bruce C. Bruckmann	49	Director
Harold O. Rosser	54	Director
J. Rice Edmonds	32	Director
John T. Sawyer	58	Director
Keith E. Alessi	48	Director
Lawrence C. Karlson	60	Director

        Gary W. Bagley, Chairman and Director, served as President of ICM since 1996 and Chief Executive Officer since 1998. Prior to 1996, he held various positions at ICM, including Salesman, Sales Manager and General Manager. Prior to that, Mr. Bagley served as Vice President and ICM General Manager of Wheeler Machinery. Mr. Bagley serves on a number of dealer advisory boards and industry association boards.

        John M. Engquist, President, Chief Executive Officer and Director, served as President and Chief Executive Officer of H&E since 1995 and as a director of Gulf Wide since 1999. From 1975 to 1994, he held various operational positions at H&E, starting as a mechanic's helper. Mr. Engquist serves on the board of directors of St. Jude's Children's Hospital in Memphis, Tennessee, Cajun Contractors & Engineers, Inc. and Business Bank of Baton Rouge.

        Lindsay C. Jones, Chief Financial Officer, joined ICM as Chief Financial Officer in October 1998. From 1994 to 1998, Mr. Jones served as Chief Financial Officer and Treasurer for Midwest Office, Inc. Prior to that, Mr. Jones was a Manager with KPMG servicing clients in the retail and financial service markets. Mr. Jones is a Certified Public Accountant. Mr. Jones is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

        Terence L. Eastman, Senior Vice President, Finance, served as Chief Financial Officer of H&E since 1994. Prior to joining H&E, Mr. Eastman was the regional controller for Rollins Environmental Services from 1987 to 1994. From 1974 to 1987, Mr. Eastman held various financial positions with CF&I Steel Corporation in Pueblo, Colorado.

        William W. Fox, Vice President, Cranes and Earthmoving, served as Executive Vice President and General Manager of H&E since 1995. Mr. Fox served as President of South Texas Equipment Co., a subsidiary for H&E, from 1995 to 1997. Prior to that, Mr. Fox held various executive and managerial positions with the Manitowoc Engineering Company. He was Executive Vice President/General Manager from 1989 to 1995, Vice President Sales from 1988 to 1989, and General Manager of the company for two years, from 1986 to 1988. Before joining Manitowoc, Mr. Fox worked for six years as Executive Vice President/General Manager at North Central Crane, from 1980 to 1986.

        Robert W. Hepler, Vice President, Hi-Lift, served as President of Hi-Lift Division at H&E since 1999. From 1992 to 1999, he was President of BPS Equipment Division of Rentakil, plc. From 1988 to 1992, he served as President of Booms & Scissors at BET Plant Services, which acquired the company he founded in 1982, Hepler Hi-Lift.

        Kenneth R. Sharp, Jr., Vice President, Lift Trucks, began his career at ICM in 1973 and served as Executive Vice President of ICM since 1996. From 1989 to 1996, Mr. Sharp served as General Manager of the ICM Power Systems Division. From 1983 to 1989, he held various positions at ICM including Salesman, Sales Manager and Product Support Manager.

        John D. Jones, Vice President, Product Support, served as Vice President of Product Support Service at H&E since 1995. From 1991 to 1994, he was General Manager of Product Support at Louisiana Machinery. From 1987 to 1991 he served as General Manager of the Parts Operation at Holt Company of Louisiana. From 1976 to 1987, Mr. Jones worked in Product Support and Marketing for Boyce Machinery.

        Dale W. Roesener, Vice President, Fleet Management, founded Southern Nevada Equipment Company in 1983 and served as its President and Chief Executive Officer until 1998 when he joined ICM as Senior Vice President, Secretary and Fleet Manager.

        Bradley W. Barber, Vice President, Rental Operations, was promoted to Vice President of Rental Operations in February 2003. Prior to that, Mr. Barber served as Director of Rental Operations for Head and Engquist Equipment. Mr. Barber has previous experience in both outside sales and branch management for a regional equipment company.

        Bruce C. Bruckmann, Director, is a Managing Director of BRS. He was an officer of Citicorp Venture Capital Ltd. from 1983 through 1994. Mr. Bruckmann is a director of HealthPlus Corporation, HealthEssentials, Inc., Anvil Knitwear, Inc., California Pizza Kitchen, Inc., Penhall International, Inc., Eurofresh, Inc., Mohawk Industries, Inc. and Town Sports International, Inc.

        Harold O. Rosser, Director, is a Managing Director of BRS. He was an officer of Citicorp Venture Capital from 1987 through 1994. Mr. Rosser is a director of American Paper Group, Inc., Acapulco Restaurants, Inc., Penhall International, Inc., California Pizza Kitchen, Inc., O'Sullivan Industries, Il Fornaio (America) Corporation and McCormick & Schmick Restaurant Corporation.

        J. Rice Edmonds, Director, is a Principal of BRS. Prior to joining BRS in 1996 he worked in the high yield finance group of Bankers Trust. Mr. Edmonds is a director of Acapulco Restaurants, Inc., Il Fornaio (America) Corporation and McCormick & Schmick Restaurant Corporation.

        John T. Sawyer, Director, joined as a Director in September 2002. Mr. Sawyer is President of Penhall. He joined Penhall in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall's National Contracting Division, and in 1984, he assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Swayer has been President of Penhall since 1989.

        Keith E. Alessi, Director, joined as a Director and Chairman of the Audit Committee in November 2002. Mr. Alessi is Chairman and Chief Executive Officer (and owner) of Lifestyles Improvement Centers LLC, a franchiser of hypnosis centers in the US and Canada. Mr. Alessi is also an Adjunct Professor of Law at The Washington and Lee University School of Law and Adjunct Professor at The University of Michigan Graduate School of Business Administration. He is a director and the Chairman of the Audit Committee for both Town Sports International (New York), a chain of health clubs and MWI Veterinary Supply (Boise), a leading veterinary supply wholesaler. He is the former Chairman and CEO of Telespectrum Worldwide and Jackson Hewitt.

        Lawrence C. Karlson, Director, joined as a Director in September 2002. Mr. Karlson has a Masters Degree in Business Administration from the Wharton School of Business. In 1983, Mr. Karlson formed Nobel Electronics, Inc. In 1986, Nobel Electronics was reverse-merged into Pharos AB and Mr. Karlson became President and Chief Executive Officer. In 1990 he was named Chairman. He retired in 1993. Mr. Karlson provides consulting services to a wide variety of business. He currently sits on the Board of Directors of numerous public and private companies.

ITEM 11. EXECUTIVE COMPENSATION

        The following table summarizes, for the periods indicated, the principal components of compensation for our Chief Executive Officer and the four highest compensated executive officers (collectively, the "named executive officers") for the year ended December 31, 2002.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Salary ($)	Bonus ($)		Other Annual Compensation ($)
John M. Engquist Chief Executive Officer, President and Director	500,000	62,674	(a)	—
Gary W. Bagley Chairman and Director	200,000	—		28,345	(b)
Robert W. Hepler Vice President	330,000	—		9,600	(c)
Kenneth R. Sharp, Jr. Vice President	185,000	—		28,345	(b)
William W. Fox Vice President	192,500	50,000	(a)	9,000	(c)

(a)
Bonus earned upon achievement of performance objectives.

(b)
Company contributions under non-qualified deferred compensation plan.

(c)
Automobile allowances.

Executive Employment Agreements

        H&E assumed an employment agreement with each of Gary W. Bagley and Kenneth R. Sharp, Jr. dated as of February 4, 1998. Such agreements, as amended on May 26, 1999, as further amended on December 6, 1999 and June 14, 2002, provide for, among other things:

  •
  an initial term of employment expiring on the fifth anniversary of the date of the agreement, thereafter employment may be terminated by either party upon 30 days written notice;

  •
  early termination by reason of Mr. Bagley's or Mr. Sharp's (as applicable) death or disability, by H&E for good cause, or upon Mr. Bagley's or Mr. Sharp's (as applicable) voluntary resignation with or without a good reason event;

  •
  a severance payment in the case of early termination by H&E for other than cause or a voluntary resignation, payable in regular installments of the base salary through the period ending on the later of (1) the fifth anniversary of the date of this agreement or (2) the last day of the noncompete period, plus a bonus payment pro rated based on the number of days worked during the year of termination;

  •
  a base salary of $200,000 per year for Mr. Bagley and $185,000 per year for Mr. Sharp with increases of 5% annually plus a bonus in such amount as may be proposed by the officers of H&E and approved annually by board of directors of H&E;

  •
  benefits, including medical, dental, life and disability insurance; and

  •
  confidentiality of information obtained during employment, non-competition and non-solicitation.

        In connection with the merger, H&E Holdings assumed a liability for subordinated deferred compensation for Mr. Bagley and Mr. Sharp. The deferred compensation agreements provided, among other things, deferred signing bonuses in the amount of $3,638,000 and $1,882,000, which are included in deferred compensation accounts for Mr. Bagley and Mr. Sharp, respectively. As of December 31, 2002, the aggregate deferred compensation (including annual interest of $890,000) was $5,890,000.

        H&E Holdings is obligated to pay Mr. Bagley and Mr. Sharp a cash payment in the amount equal to the then balance in their deferred compensation accounts 11 and one-half years after June 17, 2002. Payments may also be made upon the occurrence of certain events including, cash distributions on the Series D Preferred Units of H&E Holdings and an Approved Company Sale (as defined in the securityholders agreement).

        In connection with the acquisition if ICM, H&E Equipment Services assumed a nonqualified employee deferred compensation plan under which certain employees had previously elected to defer a portion of their annual compensation. Participants in the plan can no longer defer compensation. Compensation deferred under the plan is payable upon the termination, disability, or death of the participants. The plan accumulates interest each year at a bank's prime rate in effect as of the beginning of January. This rate remains constant throughout the year. The effective rate for the 2002 plan year was 4.75 percent. The aggregate deferred compensation (including accrued interest of $2,355,000) at December 31, 2002 was $4,343,000.

        On June 29, 1999, H&E, formerly Gulf Wide, entered into an employment agreement with John M. Engquist. Such agreement, as amended on August 10, 2001, provides for, among other things:

  •
  an initial term of employment expiring on December 31, 2006; thereafter employment may be terminated by either party upon 30 days written notice,

  •
  early termination by reason of Mr. Engquist's death or disability, by H&E for good cause, or upon Mr. Engquist's voluntary resignation with or without a constructive termination,

  •
  a severance payment in the case of early termination by H&E for (x) other than cause or (y) a voluntary resignation other than due to a constructive termination, in an aggregate amount equal to (i) one year of Mr. Engquist's base salary plus an amount equal to his most recent annual bonus, payable in monthly installments through the one-year period commencing on the date of his termination, and (ii) that portion of Mr. Engquist's bonus that would have accrued at the end of the calendar year in which such termination occurred through the period beginning on the first day of such calendar year and ending on the date of his termination,

  •
  a base salary of $300,000 per year with increases of 5% annually and with an increase on August 1, 2001 to $500,000 per year, plus a cash bonus of an amount up to $500,000 per year as determined by Gulf Wide's board of directors, based upon the attainment by Gulf Wide of applicable performance targets for such year,

  •
  welfare benefits, including medical, dental, life and disability insurance,

  •
  fringe benefits, including use of two automobiles and professional memberships, and

  •
  confidentiality of information obtained during employment, non-competition and nonsolicitation.

        On August 3, 2001, the board of directors authorized H&E to pay Mr. Engquist supplemental bonuses of $250,000 during calendar year 2001 and $250,000 during calendar year 2002 (which was accrued as of December 31, 2002) which is in addition to any bonus Mr. Engquist is entitled to receive pursuant to the terms of his employment agreement.

Compensation of Directors

        We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we may compensate directors who are not our employees for services provided in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        H&E Holdings owns 100% of our limited liability company interests. The following tables set forth certain information with respect to the beneficial ownership of H&E Holdings' Common Units and Voting Preferred Units by: (1) each person or entity that is the beneficial owner of more than 5% of any class of the voting securities of H&E Holdings; (2) each named executive officer; (3) each of our directors; and (4) all of our directors and executive officers as a group. These limited liability company interests constituted 5% of each class of the total outstanding limited liability company interests in H&E Holdings.

Common Units Beneficial Ownership Table

Name	Class A Common Units Beneficially Owned	Percentage of Class A Common Units Outstanding	Class B Common Units Beneficially Owned	Percentage of Class B Common Units Outstanding	Percentage of Combined Voting Power(1)
BRSEC Co-Investment, L.L.C.(2)	785,000.0	36.7%	—	—	24.7%
BRSEC Co-Investment II, L.L.C.(3)	1,245,000.0	58.3%	—	—	39.2%
Bruce C. Bruckmann(4)	2,030,000.0	95.0%	—	—	64.0%
Harold O. Rosser(5)	2,030,000.0	95.0%	—	—	64.0%
J. Rice Edmonds(6)	2,030,000.0	95.0%	—	—	64.0%
Gary W. Bagley(7)	—	—	85,813.7	4.1%	1.4%
Terence L. Eastman(7)	—	—	—	—	—
John M. Engquist(7)	—	—	1,170,300.0	56.4%	18.4%
Robert W. Hepler(7)	—	—	—	—	—
Dale W. Roesener(7)	—	—	164,325.6	7.9%	2.6%
Kenneth R. Sharp, Jr.(7)	—	—	44,561.6	2.1%	*
Don M. Wheeler(8)	—	—	263,735.7	12.7%	4.2%
Kristan Engquist Dunne(9)	—	—	74,700.0	3.6%	1.2%
All executive officers and directors as a group (12 persons)	2,030,000.0	95.0%	1,465,000.9	70.5%	87.1%

*
Less than 1%.

Voting Preferred Units Beneficial Ownership Table

        The holders of the Common Units listed in the Common Units Beneficial Ownership Table are also the holders of H&E Holdings' Voting Preferred Units. For ease of presentation we have not duplicated the names in the Voting Preferred Units Beneficial Ownership Table below and have presented the beneficial ownership information of such holders in the same order as it appears in the Common Units Beneficial Ownership Table. The numbers presented in the table below reflect the beneficial ownership of H&E Holdings' Voting Preferred Units and have been rounded to the nearest whole number. These limited liability company interests constituted 5% of each class of the total outstanding limited liability company interests in H&E Holdings as of the closing of the offering of senior subordinated and senior secured notes.

Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Outstanding	Series B Preferred Units Beneficially Owned	Percentage of Series B Preferred Units Outstanding	Series C Preferred Units Beneficially Owned	Percentage of Series C Preferred Units Outstanding	Series D Preferred Units Beneficially Owned	Percentage of Series D Preferred Units Outstanding	Percentage of Combined Voting Power(10)
10,500	95.0%	9,200	33.2%	20,815	24.6%		—	22.8%
—	—	10,882	36.9%	42,485	50.1%	17,200	32.9%	39.7%
10,500	95.0%	20,082	68.0%	63,300	74.7%	17,200	32.9%	62.5%
10,500	95.0%	20,082	68.0%	63,300	74.7%	17,200	32.9%	62.5%
10,500	95.0%	20,082	68.0%	63,300	74.7%	17,200	32.9%	62.5%
—	—	—	—	—	—		—	—
—	—	—	—	—	—		—	—
—	—	—	—	3,500	4.1%	15,710	30.1%	10.8%
—	—	—	—	—	—		—	—
—	—	800	2.7%	1,607	1.9%		—	1.4%
—	—	—	—	—	—		—	—
—	—	5,400	18.3%	12,135	14.3%	10,390	19.9%	15.7%
—	—	1,756	6.0%	—	—	829	1.6%	1.5%
10,500	95.0%	20,882	70.8%	63,907	80.7%	32,910	63.0%	74.7%

(1)
Each Class A Common Unit holder is entitled to two votes per Class A Common Unit held and each Class B Common Unit holder is entitled to one vote per Class B Common Unit held.

(2)
The address of BRSEC Co-Investment, L.L.C. is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, 29th Floor, New York, New York 10022.

(3)
The address of BRSEC Co-Investment II, L.L.C. is c /o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, 29th Floor, New York, New York 10022.

(4)
Represents common units held by BRSEC Co-Investment, L.L.C. and BRSEC Co-Investment II, L.L.C. Mr. Bruckmann is a managing director of Bruckmann, Rosser, Sherrill & Co., L.L.C., the manager of Bruckmann, Rosser, Sherrill & Co. II, L.P., which is the primary member of BRSEC Co-Investment II, L.L.C. Bruckmann, Rosser, Sherrill & Co., Inc. is the manager of Bruckmann, Rosser, Sherrill & Co., L.P., which is the primary member of BRSEC Co-Investment, L.L.C.

(5)
Represents common units held by BRSEC Co-Investment, L.L.C. and BRSEC Co-Investment II, L.L.C. Mr. Rosser is a managing director of Bruckmann, Rosser, Sherrill & Co., L.L.C., the manager of Bruckmann, Rosser, Sherrill & Co. II, L.P., the primary member of BRSEC Co-Investment II, L.L.C. Bruckmann, Rosser, Sherrill & Co., Inc. is the manager of Bruckmann, Rosser, Sherrill & Co., L.P., the primary member of BRSEC Co-Investment, L.L.C.

(6)
Represents common units held by BRSEC Co-Investment, L.L.C. and BRSEC Co-Investment II, L.L.C. Mr. Edmonds is a principal of Bruckmann, Rosser, Sherrill & Co., L.L.C, the manager of Bruckmann, Rosser, Sherrill & Co. II, L.P., which is the primary member of BRSEC Co-Investment II, L.L.C. Bruckmann, Rosser, Sherrill & Co., Inc. is the manager of Bruckmann, Rosser, Sherrill & Co., L.P., the primary member of BRSEC Co-Investment, L.L.C.

(7)
Unless otherwise indicated, the address of each executive officer or director is c/o H&E Equipment Services L.L.C., 11100 Mead Road, Suite 200, Baton Rouge, Louisiana 70816.

(8)
The address of Mr. Wheeler is 4899 West 2100 South, Salt Lake City, Utah 84120.

(9)
The address of Ms. Engquist Dunne is 11100 Mead Road, 2nd Floor, Baton Rouge, Louisiana 70816.

(10)
Each Voting Preferred Unit holder is entitled to one vote per Voting Preferred Unit held.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements and Transaction Fees

        Each of H&E and ICM were acquired by affiliates of Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS") in 1999, pursuant to separate recapitalizations. In connection with the recapitalizations of H&E and ICM, we entered into management agreements with each of BRS and Bruckmann, Rosser, Sherrill & Co., L.L.C. ("BRS L.L.C."), affiliates of BRS Equipment Company and BRSEC Co-Investment II, L.L.C. ("BRSEC Co-Investment II") pursuant to which BRS and BRS L.L.C. have agreed to provide certain advisory and consulting services to us, relating to business and organizational strategy, financial and investment management and merchant and investment banking. In exchange for such services we agreed to pay BRS and BRS L.L.C. (i) $7.2 million of transaction fees in connection with the ICM and H&E recapitalizations, (ii) an annual fee during the term of these agreements equal to the lesser of $2.0 million or 1.75% of our yearly EBITDA, excluding operating lease expense, plus all reasonable out-of-pocket fees and expenses and (iii) a transaction fee in connection with each material acquisition, divestiture or financing or refinancing we enter into in an amount equal to 1.25% of the aggregate value of such transaction plus all reasonable out-of-pocket fees and expenses.

Contribution Agreement

        The contribution agreement contains customary provisions for such agreements, including representations and warranties with respect to each of Gulf Wide and ICM equityholders, covenants with respect to the consummation of the combination of H&E and ICM and various closing conditions, including the execution of a registration rights agreement and securityholders agreement, and the consummation of this offering.

Securityholders Agreement

        In connection with the offering of senior subordinated and senior secured notes, H&E Holdings entered into a securityholders agreement with BRS Co-Investment, BRSEC Co-Investment II, certain members of management and other members of H&E Holdings. The securityholders agreement: (i) restricts the transfer of the equity interests of H&E Holdings; (ii) grants tag-along rights on certain transfers of the equity interests of H&E Holdings; (iii) requires the securityholders to consent to a sale of H&E Holdings to an independent third party if such sale is approved by the holders of a majority of the then-outstanding common equity interests held by BRSEC Co-Investment, L.L.C. ("BRS Co-Investment") and BRSEC Co-Investment II; and (iv) grants preemptive rights on certain issuances of the equity interests of H&E Holdings. The securityholders agreement will terminate upon a sale of H&E Holdings approved by the holders of a majority of the then-outstanding common equity interests held by BRS Co-Investment and BRSEC Co-Investment II.

Registration Rights Agreement

        In connection with the offering of senior subordinated and senior secured notes, H&E Holdings entered into a registration rights agreement with BRS Co-Investment, BRSEC Co-Investment II, certain members of management and other members of H&E Holdings. Pursuant to the terms of the registration rights agreement, the holders of a majority of the then-outstanding common equity interests held by BRS Co-Investment and BRSEC Co-Investment II have the right to require H&E Holdings, subject to certain conditions, to register any or all of their common equity interests under the Securities Act at H&E Holdings' expense. In addition, all holders of the common equity interests of H&E Holdings are entitled to request the inclusion of any common equity interests subject to the registration rights agreement in any registration statement at the expense of H&E Holdings whenever H&E Holdings proposes to register any of its common equity interests under the Securities Act. In connection with all such registrations, H&E Holdings has agreed to indemnify all holders of its common equity interests against certain liabilities, including liabilities under the Securities Act.

Limited Liability Company Agreement

        In connection with the offering of senior subordinated and senior secured notes, BRS Co-Investment, BRSEC Co-Investment II, certain members of management and the other members of H&E Holdings entered into a limited liability company agreement of H&E Holdings. This operating agreement governs the relative rights and duties of the members of H&E Holdings.

Membership Interests.    The ownership interests of the members in H&E Holdings consist of Preferred Units and Common Units. The Common Units represent the common equity of H&E Holdings and consist of Class A Common Units and Class B Common Units. The Preferred Units consist of Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units (the "Voting Preferred Units"). Each member is entitled to (x) two votes per Class A Common Unit held by such member, (y) one vote per Class B Common Unit held by such member and (z) one vote for each Voting Preferred Unit held by such member. Holders of the Preferred Units are entitled to return of capital contributions prior to any distributions made to holders of the Common Units.

Distributions.    Subject to any restrictions contained in any agreements involving payments to third parties, the board of directors of H&E Holdings (the "Board") may make distributions, whether in available cash or other assets of H&E Holdings, at any time or from time to time in the following order of priority:

          First, to the holders of Series A Preferred Units in proportion to and to the extent of the Series A Preferred Redemption Values (as defined and described in the limited liability company agreement) of such Series A Preferred Units.

          Second, to the holders of Series B Preferred Units in proportion to and to the extent of the Series B Preferred Redemption Values (as defined and described in the limited liability company agreement) of such Series B Preferred Units.

          Third, to the holders of Series C Preferred Units, in proportion to and to the extent of the Series C Preferred Redemption Values (as defined and described in the limited liability company agreement) of such Series C Preferred Units.

          Fourth, to the holders of the Series D Preferred Units, in proportion to and to the extent of the Series D Preferred Redemption Values (as defined and described in the limited liability company agreement) of such Series D Preferred Units.

          Fifth, pro rata to the holders of Common Units, based upon the number of Common Units held.

        The limited liability company agreement places certain restrictions on the ability of H&E Holdings to make distributions attributable to the Preferred Units prior to June 30, 2022.

        Board of Directors.    Pursuant to the securityholders agreement, the holders of a majority of the common equity units held by BRS Co-Investment and BRSEC Co-Investment II designate a majority of the directors of the Board. The Board consists of "Class A Directors" and "Class B Directors." Each Class A Director is entitled to two votes and each Class B Director is entitled to one vote. The initial Board consists of three Class A Directors and two Class B Directors. The initial Class A Directors are Bruce C. Bruckmann, Harold O. Rosser and J. Rice Edmonds, and the initial Class B Directors are John M. Engquist and Gary W. Bagley. At no time will the authorized number of Class B Directors exceed that number which would provide all of the then authorized Class B Directors with a number of votes that exceeds 50% of the number of votes of the then authorized number of Class A Directors. The Class A Directors are elected by the members which own a majority of the number of votes of all

Common Units then-outstanding. The Class B Directors are elected by the members which own a majority of the number of votes of all of the Voting Preferred Units then-outstanding.

The BRS Purchase

        In connection with the senior subordinated note offering, BRS was paid $7.2 million by H&E Equipment Services on account of $7.2 million of obligations payable to BRS and its affiliates in connection with the recapitalizations of H&E and ICM and BRS purchased a portion of the securities issued in the senior subordinated note offering. In connection with the senior subordinated note offering, BRS purchased notes having an accreted value of $7.2 million and a corresponding pro rata share of the limited liability company interests included in the securities offered thereby.

Other Related Party Transactions

        We lease certain of our real estate facilities, charter an aircraft for business purposes and place a portion of our liability insurance through an agency in which John M. Engquist, our Chief Executive Officer and President, and Thomas R. Engquist, the father of John M. Engquist, have an economic interest. In 2002, our payments for such transactions totaled $616,000, $255,000 and $3,096,000, respectively.

        We lease certain of our facilities from entities controlled by Don M. Wheeler, an equityholder. In 2002, our lease payments to such entities totaled $688,000.

        We lease certain real estate from an entity controlled by Dale W. Roesener, an executive officer. In 2002, our lease payments to such entity totaled $255,000.

        We lease certain of our facilities from an equity owner and an employee. In 2002, our lease payments for these facilities totaled $181,000.

        In connection with the recapitalization of H&E in 1999, we entered into a consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President, with a term of ten years. In exchange for providing consulting services, Mr. Engquist will receive an aggregate amount of $3.0 million, to be paid in $25,000 monthly increments.

        The Company owed companies related through common ownership $7,000 and $3,207,000 at December 31, 2002 and 2001, respectively. The Company had no sales transactions with these affiliated companies during 2002 and 2001.

        The Company rented equipment from an officer for $462,000 and $126,000 for the years ended December 31, 2001 and 2000, respectively. The equipment was purchased from the officer for $3,000,000 during 2001.

        The Company had a management agreement with a company related through common ownership, payable in the greater of $500,000 or 1% of earnings before interest, taxes, depreciation and amortization. The total paid for the years ended December 31, 2002, 2001 and 2000, was $670,000, $530,000 and $500,000, respectively.

        In connection with the acquisition of ICM, the Company entered into a management agreement with an affiliate payable in the greater of $2 million annually or 1.75% of annual earnings before interest, taxes, depreciation, and amortization, excluding operating lease expense, plus all reasonable out-of-pocket expenses. The total amount paid to the affiliate under the management agreement for 2002 was $1,085,000.

        The Company has consulting and noncompetition agreements with two former stockholders of Coastal Equipment, Inc. acquired in 1999 for $1,000,000, payable in four annual installments of $250,000 beginning March 1, 2000.

        We expensed $237,000 and $123,000 in 2002 to the deferred compensation accounts of Gary W. Bagley, our Chairman, and Kenneth R. Sharp, Jr., an executive officer, respectively.

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Within the 90 days prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

  (b)
  There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K, AND EXHIBITS

  (a)
  Document List

        1. Financial Statements

    The following consolidated financial statements of H&E Equipment Services L.L.C. are included in Part II, Item 8:

Independent Auditors' Report (KPMG LLP)
Independent Auditor's Report (Hawthorn, Waymouth and Carroll L.L.P.)
Consolidated balance sheets at December 31, 2001 and 2002
Consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000
Consolidated statements of members' equity (deficit) for the years ended December 31, 2002, 2001 and 2000
Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000
Notes to consolidated financial statements

        2. Financial statement schedules

  Schedule II Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the financial statements or the notes thereto.

  (b)
  Reports on Form 8-K

            None

  (c)
  Exhibits:

3.1	Articles of Organization of Gulf Wide Industries, L.L.C.*
3.2	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C.*
3.3	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name to H&E Equipment Services L.L.C.*
3.4	Certificate of Incorporation of H&E Finance Corp.*
3.5	Articles of Incorporation of Great Northern Equipment, Inc.*
3.6	Articles of Incorporation of Williams Bros. Construction, Inc.*
3.7	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc.*
3.8	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C.*
3.9	Bylaws of H&E Finance Corp.*
3.10	Bylaws of Great Northern Equipment, Inc.*
3.11	Bylaws of Williams Bros. Construction, Inc.*
4.1	Indenture, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and The Bank of New York, dated as of June 17, 2002.*
4.2
Registration Rights Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto, Credit Suisse First Boston Corporation, Bank of America Securities L.L.C. and Fleet Securities, Inc., dated as of June 17, 2002.*
10.1
Credit Agreement among Great Northern Equipment, Inc., H&E Equipment Services L.L.C., the other credit parties signatory thereto, General Electric Capital Corporation, Bank of America, N.A. and Fleet Capital Corporation, dated as of June 17, 2002.*
10.2	Contribution Agreement and Plan of Reorganization, dated as of June 14, 2002, by and among H&E Holdings, L.L.C., BRSEC Co-Investment II, L.L.C.*
10.3
Securityholders Agreement, dated as of June 17, 2002 by and among H&E Holdings L.L.C., BRSEC Co-Investment, L.L.C., BRSEC Co-Investment II, L.L.C., certain members of management and other members of H&E Holdings L.L.C.*
10.4
Registration Rights Agreement, dated as of June 17, 2002 by and among H&E Holdings L.L.C., BRSEC Co-Investment, L.L.C., BRSEC Co-Investment II, L.L.C., certain members of management and other members of H&E Holdings L.L.C.*
10.5	Management Agreement, dated May 26, 1999, by and between Bruckman, Rosser, Sherrill & Co., Inc. and ICM Equipment Company, L.L.C.*
10.6	Management Agreement, dated as of August 10, 2001, by and among Bruckman, Rosser, Sherrill & Co., Inc., Head & Engquist Equipment, L.L.C. and Gulf Wide Industries, L.L.C.*
10.7	First Amended and Restated Management Agreement, dated as of June 17, 2002, Bruckman, Rosser, Sherrill & Co., Inc., H&E Holdings, L.L.C. and H&E Equipment Services, L.L.C.*
10.8	Employment Agreement, dated as of June 29, 1999, by and between Gulf Wide Industries, L.L.C., and John M. Engquist.*

10.9	First Amendment to the Employment Agreement, dated as of August 10, 2001, by and among Gulf Wide Industries, L.L.C. and John M. Engquist.*
10.10	Employment Agreement, dated as of February 4, 1998, by and between ICM Equipment Company, L.L.C., and Gary Bagley.*
10.11	First Amendment to the Employment Agreement, dated as of May 26, 1999, by and between ICM Equipment Company, L.L.C., and Gary Bagley.*
10.12	Second Amendment to the Employment Agreement, dated as of December 6, 1999, by and between ICM Equipment Company, L.L.C., and Gary Bagley.*
10.13	Third Amendment to the Employment Agreement, dated as of June 14, 2002, by and between ICM Equipment Company, L.L.C., and Gary Bagley.*
10.14	Employment Agreement, dated as of February 4, 1998, between ICM Equipment Company and Kenneth Sharp, Jr.*
10.15	First Amendment to the Employment Agreement, dated as of May 26, 1999, between ICM Equipment Company, L.L.C. and Kenneth Sharp, Jr.*
10.16	Second Amendment to the Employment Agreement, dated as of December 6, 1999, between ICM Equipment Company, L.L.C. and Kenneth Sharp, Jr.*
10.17	Third Amendment to the Employment Agreement, dated as of June 14, 2002, between ICM Equipment Company, L.L.C. and Kenneth Sharp, Jr.*
10.18	Deferred Compensation Agreement made and entered into as of June 17, 2002. by and between Gary Bagley and H&E Holdings, L.L.C.*
10.19	Deferred Compensation Agreement made and entered into as of June 17, 2002. by and between Kenneth Sharp, Jr. and H&E Holdings, L.L.C.*
10.20	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist.*
10.21
Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto, Credit Suisse First Boston Corporation, Bank of America Securities L.L.C. and Fleet Securities, Inc. dated June 3, 2002*
10.22
Amendment No. 1 to Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto, Credit Suisse First Boston Corporation, Bank of America Securities L.L.C. and Fleet Securities, Inc. dated June 17, 2002*
10.23	Investor Rights Agreement by and among H&E Holdings, L.L.C. BRSEC Co-Investment, L.L.C., BRSEC Co-Investment II, L.L.C. and Credit Suisse First Boston Corporation, dated June 17, 2002.*
10.24	Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York.**
10.25	Pledge Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York.**
10.26	Trademark Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York.**
10.27	Security Agreement, dated June 17, 2002, between H&E Finance Corp. and The Bank of New York.**

10.28	Security Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York.**
10.29	Pledge Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York.**
10.30	Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York.**
10.31	Trademark Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York.**
10.32	Patent Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York.**
21.1	Subsidiaries of the registrant.*

*
Incorporated by reference to the Registrant's Registration Statements on Form S-4, File No.'s 333-99587 and 333-99589.

**
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2003.

H&E EQUIPMENT SERVICES L.L.C.
By:	/s/ JOHN M. ENGQUIST John M. Engquist Its: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ GARY W. BAGLEY Gary W. Bagley	Chairman and Director	April 14, 2003
By:	/s/ JOHN M. ENGQUIST John M. Engquist	President, Chief Executive Officer and Director	April 14, 2003
By:	/s/ LINDSAY C. JONES Lindsay C. Jones	Chief Financial Officer	April 14, 2003
By:	/s/ BRUCE C. BRUCKMANN Bruce C. Bruckmann	Director	April 14, 2003
By:	/s/ HAROLD O. ROSSER Harold O. Rosser	Director	April 14, 2003
By:	/s/ J. RICE EDMONDS J. Rice Edmonds	Director	April 14, 2003
By:	/s/ JOHN T. SAWYER John T. Sawyer	Director	April 14, 2003
By:	/s/ KEITH E. ALESSI Keith E. Alessi	Director	April 14, 2003
By:	/s/ LAWRENCE C. KARLSON Lawrence C. Karlson	Director	April 14, 2003

CERTIFICATIONS

        I, John M. Engquist, President and Chief Executive Officer of H&E Equipment Services L.L.C., certify that:

1.
I have reviewed this annual report on Form 10-K of H&E Equipment Services L.L.C.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By: /s/ JOHN M. ENGQUIST

John M. Engquist
President and Chief Executive Officer

CERTIFICATIONS

        I, Lindsay C. Jones, Chief Financial Officer of H&E Equipment Services L.L.C., certify that:

1.
I have reviewed this annual report on Form 10-K of H&E Equipment Services L.L.C.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By: /s/ LINDSAY C. JONES

Lindsay C. Jones
Chief Financial Officer

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charges to Costs and Expenses	Deductions	Impact of Acquisition	Balance at End of Year
Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$708	$1,517	$(1,524)	$2,908	$3,609
Allowance for inventory obsolescence	533	121	(6)	491	1,139

	$1,241	$1,638	$(1,530)	$3,399	$4,748

Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$708	$556	$(556)	—	$708
Allowance for inventory obsolescence	291	271	(29)	—	533

	$999	$827	$(585)	—	$1,241

Year Ended December 31, 2000
Allowance for doubtful accounts receivable	$708	$708	$(708)	—	$708
Allowance for inventory obsolescence	213	89	(11)	—	291

	$921	$797	$(719)	—	$999

See accompanying independent auditors' reports.

QuickLinks

PART I
  ITEM 1. BUSINESS
RISK FACTORS
FORWARD-LOOKING STATEMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report
Independent Auditor's Report
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K, AND EXHIBITS