Form 10-Q
period 2003-03-31
H&E EQUIPMENT SERVICES LLC
filed 2003-05-15
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 333-99587
                                       333-99589

H&E EQUIPMENT SERVICES L.L.C.
(Exact name of registrant as specified in its charter)

Louisiana (State of Incorporation)	72-1287046 (I.R.S. Employer Identification No.)
11100 Mead Road, Suite 200, Baton Rouge, Louisiana (Address of principal executive offices)	70816 (Zip Code)
Registrant's telephone number, including area code (225) 298-5200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        H&E Holdings L.L.C. owns 100% of the registrant's limited liability company interests.

H&E EQUIPMENT SERVICES L.L.C.

TABLE OF CONTENTS

H&E EQUIPMENT SERVICES L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash	$2,767	$3,398
Receivables, net of allowance for doubtful accounts of $3,577 and $3,609, respectively	62,885	65,145
Inventories	42,267	47,992
Prepaid expenses and other assets	4,100	1,945
Rental equipment, net of accumulated depreciation of $100,408 and $87,064, respectively	305,566	314,892
Property and equipment, net of accumulated depreciation of $14,057 and $13,338, respectively	17,056	19,156
Deferred financing costs, net of accumulated amortization of $1,373 and $854, respectively	11,750	12,612
Goodwill	3,204	3,204

Total assets	$449,595	$468,344

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Senior secured credit facility	$77,940	$76,724
Accounts payable	73,179	91,213
Accrued expenses and other liabilities	20,626	12,329
Accrued loss from litigation	17,000	—
Notes payable	1,335	1,402
Senior secured notes, net of discount	198,592	198,570
Senior subordinated notes, net of discount	42,697	42,602
Capital lease obligations	9,675	10,841
Deferred compensation	10,470	10,233

Total liabilities	451,514	443,914

Member's equity (deficit)	(1,919)	24,430

Total liabilities and member's equity (deficit)	$449,595	$468,344

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Revenues:
Equipment rentals	$37,028	$22,879
New equipment sales	20,370	16,047
Used equipment sales	18,410	9,123
Parts sales	12,205	9,490
Service revenues	8,587	5,169
Other	4,622	2,992

Total revenues	101,222	65,700

Cost of revenues:
Rental depreciation	13,791	7,784
Rental expense	12,151	5,986
New equipment sales	18,579	14,717
Used equipment sales	14,598	7,501
Parts sales	8,929	7,083
Service revenues	3,353	2,196
Other	4,605	3,154

Total cost of revenues	76,006	48,421

Gross profit	25,216	17,279
Selling, general and administrative expenses	24,746	15,568
Loss from litigation	17,000	—
Gain (loss) on sale of assets	(27)	21

Income (loss) from operations	(16,557)	1,732

Other income (expense):
Interest expense	(9,813)	(2,846)
Other	21	25

Total other expense	(9,792)	(2,821)

Loss before income taxes	(26,349)	(1,089)
Income tax benefit	—	379

Net loss	$(26,349)	$(710)

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(26,349)	$(710)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,020	494
Depreciation on rental equipment	13,791	7,784
Amortization of loan discounts and deferred financing costs	636	—
Provision for losses on accounts receivable	55	—
Loss (gain) on sale of property and equipment	27	(21)
Gain on sale of rental equipment	(2,520)	(978)
Deferred income taxes	—	1,107
Changes in operating assets and liabilities:
Receivables, net	2,205	(2,642)
Inventories	1,066	(12,802)
Prepaid expenses and other assets	(2,155)	52
Accounts payable	(18,034)	16,574
Accrued expenses and other liabilities	8,297	(4,712)
Accrued loss from litigation	17,000	—
Deferred compensation	237	—

Net cash (used in) provided by operating activities	(4,724)	4,146

Cash flows from investing activities:
Purchases of property and equipment	(683)	(584)
Purchases of rental equipment	(8,584)	(7,007)
Proceeds from sale of property and equipment	1,736	24
Proceeds from sale of rental equipment	11,868	5,191

Net cash provided by (used in) investing activities	4,337	(2,376)

Cash flows from financing activities:
Borrowings on senior secured credit facility	106,328	62,027
Payments on senior secured credit facility	(105,112)	(66,900)
Payment of deferred financing costs	(227)	—
Principal payments on notes payable	(67)	(141)
Payments on capital lease obligations	(1,166)	(946)

Net cash used in financing activities	(244)	(5,960)

Net decrease in cash	(631)	(4,190)
Cash, beginning of period	3,398	4,322

Cash, end of period	$2,767	$132

Supplemental schedule of noncash investing and financing activities:
Assets transferred from new and used inventory to rental fleet	$4,659	$4,478
Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	2,061	2,846
Income taxes	97	—

        As of March 31, 2003 and 2002, the Company had $47.2 million and $30.4 million, respectively, in flooring plans outstanding, which were used to finance purchases of inventory and rental equipment.

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Basis of Presentation

        H&E Equipment Services L.L.C. (H&E Equipment Services) is a wholly-owned subsidiary of H&E Holdings L.L.C. (H&E Holdings). H&E Holdings is principally a holding company conducting all of its operations through H&E Equipment Services (see Note 2). The condensed consolidated financial statements include the results of operations of H&E Equipment Services and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc. and Great Northern Equipment, Inc., collectively referred to herein as the "Company".

        The nature of the Company's business is such that short-term obligations are typically met by cash generated from long-term assets. Consequently, consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

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

        The Company's operations are principally connected with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand for equipment or depressed rental rates and sales prices of equipment. The Company has a substantial amount of debt. In accordance with the terms of the current debt agreements, the Company must comply with certain restrictive financial and operational covenants. Failure to comply with these covenants may adversely affect the Company's ability to finance future operations or capital needs or to engage in business activities.

        The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, and, accordingly, certain disclosures have been omitted. Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company suggests the information included in this report be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002 filed on April 14, 2003.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain amounts in the prior-period condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter condensed consolidated financial statements.

Adoption of Recently Issued Accounting Standards

        In November 2002, the FASB issued Interpretation No. 45 (FIN no. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. Guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. The Company has adopted FIN No. 45. The adoption of FIN No. 45 did not have a material impact on its results of operations and financial position.

2.    Reorganization and Acquisition of ICM Equipment Company L.L.C.

        On June 17, 2002, the equity holders of H&E Equipment Services L.L.C. (formerly Gulf Wide Industries L.L.C.) and ICM Equipment Company L.L.C. (ICM) formed H&E Holdings by executing a Limited Liability Company Agreement of H&E Holdings and by contributing to H&E Holdings all of the outstanding equity securities and certain outstanding subordinated debt of the two companies to the members of H&E Holdings in exchange for certain equity securities of H&E Holdings. Pursuant to a Contribution Agreement and Plan of Reorganization, H&E Holdings contributed all of the outstanding equity securities of ICM Equipment to H&E Equipment Services, consummating the merger.

        The consolidated results of operations data shown below is presented on an unaudited pro forma basis and represents the results of H&E Equipment Services had the business combination occurred at the beginning of the period presented—for the three months ended March 31, 2002 (in thousands):

Revenues	$106,534
Net loss	$(6,006)

        The unaudited pro forma financial information is presented for informational purposes only and is based upon certain assumptions and estimates, which are subject to change. The results are not necessarily indicative of the operating results that would have occurred had the transaction been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

3.    Subsequent Events

        In July 2000, a complaint was filed in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg under the caption Sunbelt Rentals, Inc. v. Head & Engquist Equipment (H&E), d/b/a H&E Hi-Lift, et al. The complaint was filed by a competitor of H&E, BPS Equipment, which was acquired by the plaintiff in June 2000, against H&E, Robert W. Hepler, an executive officer, and other employees of H&E. The complaint alleged, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices, interference with prospective advantage and civil conspiracy, in connection with the start-up of H&E's Hi-Lift division in

January 2000 and the hiring of former employees of BPS Equipment. The complaint sought, among other things, an order which enjoins the defendants from using BPS Equipment's trade secrets, awards of unspecified compensatory and punitive damages to the plaintiff as well as awarding the plaintiff's costs and attorneys' fees.

        On May 2, 2003, an order and opinion was handed down by the court, pursuant to which the plaintiff was awarded damages of $5.0 million, which amount was trebled pursuant to statute to total $15.0 million, plus plaintiff's attorneys' fees. The final judgment will not be entered in this matter until motions for attorneys fees have been heard, which is expected to occur within 60 days from the date of the order and opinion. The Company intends to appeal and vigorously contest this judgment. However, even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, management believes that the resulting judgment could have a material adverse effect on the Company's business or financial condition.

        During the quarter, the Company recorded a $17.0 million loss for estimated damages and plaintiff's attorneys' fees. The charge is recorded as a separate component of loss from operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2003. On an on-going basis, management will continue to monitor the progress of the case and modify the estimated loss, if necessary.

        As a result of the Company recording the $17.0 million loss from litigation, on May 14, 2003, the Company's senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

  1.
  Exclude the loss from litigation from the calculation of Company's earnings before interest, taxes, depreciation, and amortization (EBITDA).

  2.
  Adjust the maximum leverage ratio and the maximum adjusted leverage ratio, respectively, to 5.20x from 4.60x for the remaining term of the credit agreement. The minimum adjusted interest coverage ratio was adjusted to 1.25x from 1.45x through 2004. In 2005, the ratio increases to 1.30x with an additional increase to 1.40x in 2006 through the remainder of the agreement.

  3.
  Increase the maximum amount of letters of credit allowed under the senior credit facility to $30.0 million from $10.0 million.

  4.
  Institute a pricing grid such that if excess availability (defined as the total borrowing base assets less total outstanding borrowings):

  a.
  falls below $90.0 million, the interest rate and letter of credit fee increase by 25 basis points,

  b.
  falls below $50.0 million, the interest rate and letter of credit fee increase an additional 25 basis points.

  5.
  Institute a $20.0 million block on availability based on the total borrowing base assets.

        On May 14, 2003, the Company paid a loan amendment fee of $0.4 million that will be amortized over the remaining term of the loan. Consequently, the Company is not and does not expect to be in default under the senior secured credit facility as a result of the estimated loss from litigation.

4.    Segment Information

        The Company has identified five reportable segments; new equipment sales, used equipment sales, equipment rentals, sales of parts and services. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments.

The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents information about the Company's reportable segments (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Revenues:
Equipment rentals	$37,028	$22,879
New equipment sales	20,370	16,047
Used equipment sales	18,410	9,123
Parts sales	12,205	9,490
Services revenues	8,587	5,169

Total segmented revenues	96,600	62,708
Non-segmented revenues	4,622	2,992

Total revenues	$101,222	$65,700

Gross profit:
Equipment rentals	$11,086	$9,109
New equipment sales	1,791	1,330
Used equipment sales	3,812	1,622
Parts sales	3,276	2,407
Services revenues	5,234	2,973

Total gross profit from revenues	25,199	17,441
Non-segmented gross profit (loss)	17	(162)

Total gross profit	$25,216	$17,279

	As of March 31,
	2003	2002
Segment identified assets:
Equipment sales	$26,350	$31,283
Equipment rentals	305,566	314,892
Parts and service	15,915	16,709

Total segment identified assets	347,831	362,884
Non-segment identified assets	101,764	105,460

Total assets	$449,595	$468,344

        The Company operates only in U.S. markets and had no significant international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's sales on an overall or segment basis for any of the periods presented.

5.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

        All of the indebtedness of H&E Equipment Services is guaranteed by GNE Investments, Inc. and its wholly owned subsidiary Great Northern Equipment, Inc. The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services' ability to obtain funds from the guarantor subsidiaries by dividend or loan.

        The condensed consolidating financial information of H&E Equipment Services and its subsidiaries are included below. Because the business combination and the debt refinancing (guaranteed by the subsidiaries) was consummated on June 17, 2002, condensed consolidating financial information as of March 31, 2003 and for the three months ended March 31, 2003, are the only periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	March 31, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Cash	$2,615	$152	$—	$2,767
Receivables, net	62,693	192	—	62,885
Inventories	41,038	1,229	—	42,267
Prepaid expenses and other assets	4,100	—	—	4,100
Rental equipment, net	298,037	7,529	—	305,566
Property and equipment, net	16,911	145	—	17,056
Deferred financing costs, net	11,750	—	—	11,750
Investment in guarantor subsidiaries	4,501	—	(4,501)	—
Goodwill	3,204	—	—	3,204

Total assets	$444,849	$9,247	$(4,501)	$449,595

LIABILITIES, AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Senior secured credit facility	$77,940	$—	$—	$77,940
Accounts payable	73,179	—	—	73,179
Accrued expenses and other liabilities	15,880	4,746	—	20,626
Accrued loss from litigation	17,000	—	—	17,000
Notes payable	1,335	—	—	1,335
Senior secured notes, net of discount	198,592	—	—	198,592
Senior subordinated notes, net of discount	42,697	—	—	42,697
Capital lease obligations	9,675	—	—	9,675
Deferred compensation	10,470	—	—	10,470

Total liabilities	446,768	4,746	—	451,514
Member's equity (deficit)	(1,919)	4,501	(4,501)	(1,919)

Total liabilities and member's equity (deficit)	$444,849	$9,247	$(4,501)	$449,595

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

	Three Months Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$36,207	$821	$—	$37,028
New equipment sales	20,128	242	—	20,370
Used equipment sales	17,682	730	—	18,410
Parts sales	11,927	278	—	12,205
Service revenues	8,359	227	—	8,587
Other	4,540	81	—	4,622

Total revenues	98,843	2,379	—	101,222

Cost of Revenues:
Rental depreciation	13,365	426	—	13,791
Rental expense	11,896	252	—	12,151
New equipment sales	18,379	201	—	18,579
Used equipment sales	14,059	541	—	14,598
Parts sales	8,736	193	—	8,929
Service revenues	3,281	72	—	3,353
Other	4,502	103	—	4,605

Total cost of revenues	74,218	1,788	—	76,006

Gross profit	24,625	591	—	25,216
Selling, general and administrative expenses	24,002	744	—	24,746
Loss from litigation	17,000	—	—	17,000
Gain (loss) on sale of property and equipment	(44)	17	—	(27)
Equity in earnings of guarantor subsidiaries	(340)	—	340	—

Loss from operations	(16,761)	(136)	340	(16,557)

Other income (expense):
Interest expense	(9,610)	(203)	—	(9,813)
Other, net	22	(1)	—	21

Total other expense	(9,588)	(204)	—	(9,792)

Net loss	$(26,349)	$(340)	$340	$(26,349)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$(26,349)	$(340)	$340	$(26,349)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,002	18	—	1,020
Depreciation on rental equipment	13,365	426	—	13,791
Amortization of loan discounts and deferred financing costs	636	—	—	636
Provision for losses on accounts receivables	55	—	—	55
Loss (gain) on sale of property and equipment	44	(17)	—	27
Gain on sale of rental equipment	(2,351)	(169)	—	(2,520)
Equity in earnings of guarantor subsidiaries	340	—	(340)	—
Changes in operating assets and liabilities:
Receivables, net	1,994	211	—	2,205
Inventories	838	228	—	1,066
Prepaid expenses and other assets	(2,159)	4	—	(2,155)
Accounts payable	(17,946)	(88)	—	(18,034)
Accrued expenses and other liabilities	6,564	1,733	—	8,297
Accrued loss from litigation	17,000	—	—	17,000
Deferred compensation	237	—	—	237

Net cash (used in) provided by operating activities	(6,730)	2,006	—	(4,724)

Cash flows from investing activities:
Purchases of property and equipment	(645)	(38)	—	(683)
Purchases of rental equipment	(6,089)	(2,495)	—	(8,584)
Proceeds from sale of property and equipment	1,719	17	—	1,736
Proceeds from sale of rental equipment	11,273	595	—	11,868

Net cash provided by (used in) investing activities	6,258	(1,921)	—	(4,337)

Cash flows from financing activities:
Borrowings on senior secured credit facility	106,328	—	—	106,328
Payments on senior secured credit facility	(105,112)	—	—	(105,112)
Payment of deferred financing costs	(227)	—	—	(227)
Principle payments on notes payable	(67)	—	—	(67)
Payments on capital lease obligations	(1,166)	—	—	(1,166)

Net cash used in financing activities	(244)	—	—	(244)

Net (decrease) increase in cash	(716)	85	—	(631)
Cash, beginning of period	3,331	67	—	3,398

Cash, end of period	$2,615	$152	$—	$2,767

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews our operations for the three months ended March 31, 2003 and 2002 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included herein. The following discussion and analysis should also be read in conjunction with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2002 filed on April 14, 2003.

General

        The Company derives its revenues from the following sources: (i) rental of equipment; (ii) new equipment sales and distribution; (iii) used equipment sales and distribution; and (iv) parts and service. Equipment rental, as well as new and used equipment sales, includes products such as hi-lift equipment, cranes, earthmoving equipment and industrial lift trucks. Used equipment sales are primarily derived from our rental fleet. Our integrated approach leads to revenue for each source being partially driven by our activities of the other sources. Our revenues are dependant on several factors, including the demand for rental equipment, rental fleet availability, rental rates, the demand for new and used equipment, the level of industrial and construction activity and general economic conditions.

        Cost of revenues include cost of equipment sold, depreciation and maintenance costs of rental equipment and cost of parts and service. Cost of equipment sold consists of (i) the net book value of rental equipment at the time of sales for used equipment and (ii) the cost of new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment and is generally calculated over the assets estimated useful lives after giving effect to an estimated salvage value of 0% to 25% of cost. Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis. Cost of parts and service represents costs attributable to the sale of parts directly to customers and service provided for the maintenance and repair of customer owned equipment.

        Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property and other taxes and administrative overhead, and depreciation associated with property and equipment (other than rental equipment).

Accounting for Acquisitions

        The Company completed the acquisition of ICM Equipment Company L.L.C. (ICM) on June 17, 2002 (see Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein for further information) and accounted for this acquisition using the purchase method of accounting. Accordingly, ICM's results of operations are included in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2003, but are excluded from the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2002.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

        Total revenues for the three months ended March 31, 2003 increased 54.0% or $35.5 million to $101.2 million, from $65.7 million for the three months ended March 31, 2002. The revenues during these periods were attributable to the following sources:

        Equipment Rental Revenues.    Total revenues from equipment rentals increased $14.1 million, or 61.6%, to $37.0 million for the three months ended March 31, 2003 from $22.9 million for the three months ended March 31, 2002. Included in the increase is $16.5 million of equipment rental revenues generated by rental locations associated with the ICM acquisition. The remaining decrease of $2.4 million is comprised of a decrease in crane rental revenues of $1.0 million, a decrease in aerial equipment rental revenues of $0.8 million and a decrease in other product lines of $1.2 million, due to the weakening of the industrial construction market. These decreases were offset by an increase in earthmoving rental revenues of $0.6 million.

        Equipment Sales Revenues.    Revenues from new equipment sales increased $4.4 million, or 27.5% to $20.4 million for the three months ended March 31, 2003 from $16.0 million for the three months ended March 31, 2002. Total new equipment sales attributable to the acquisition of ICM were $5.4 million. The remaining $1.0 million decrease in new equipment sales quarter over quarter is attributable primarily to a $1.6 million decline in new earthmoving equipment sales. Sales of cranes increased $0.5 million and sales of other miscellaneous new equipment increased $0.1 million.

        Revenues from used equipment sales increased $9.3 million, or 102.2% to $18.4 million for the three months ended March 31, 2003 from $9.1 million for the three months ended March 31, 2002. Total used equipment sales attributable to the acquisition of ICM were $6.2 million. The remaining $3.1 million increase in used equipment sales is attributable to a $1.7 million increase in used earthmoving equipment and a $0.7 increase in used crane sales. Sales of used aerial equipment and other product lines increased $0.7 million.

        Parts and Service Revenues.    Revenues from parts sales and service revenues increased $6.1 million, or 41.5% to $20.8 million for the three months ended March 31, 2003 from $14.7 million for the three months ended March 31, 2002. Total parts sales and service revenues attributable to the acquisition of ICM were $8.0 million. The offsetting $1.9 million decrease in parts sales and service revenues was primarily attributable to a decline in the crane and earthmoving parts sales. Service revenues for the first quarter ended March 31, 2003 decreased $0.4 from the services revenues for the same period last year.

        Other Revenues.    Other revenues consisted primarily of billings to customers for equipment support activities including transportation, hauling, parts freight, and damage waiver charges. Other revenues for the three months ended March 31, 2003 increased $1.6 million, or 53.3% to $4.6 million from $3.0 million for the three months ended March 31, 2002. The acquisition of ICM accounted for $1.9 million of the increase.

        Total Gross Profit.    Total gross profit for the three months ended March 31, 2003 was $25.2 million compared to total gross profit of $17.3 million for the three months ended March 31, 2002. Total gross profit attributable to the acquisition of ICM was $11.2 million. Gross profit contribution by segment as a percentage of total gross profit was 44.0% for equipment rentals, 7.1% for new equipment sales, 15.1% for used equipment sales and 33.7% for parts sales and service revenue and 0.1% for other revenues.

        Equipment Rentals Gross Profit.    Gross profit from equipment rentals increased $2.0 million to $11.1 million in the three months ended March 31, 2003 from $9.1 million for the three months ended March 31, 2002. Included in the increase is $5.3 million of equipment rental gross profit generated by rental locations associated with the ICM acquisition. The remaining gross profit decreased $3.3 million, or 36.3% for the three months ended March 31, 2003 to $5.8 million from $9.1 million for the same period last year. This decline is primarily a result of downward pressures on aerial rental rates, slower economic activity, and higher total costs of rental operations in support of the growth in the hi-lift operations.

        Total rental cost of operations excluding the effect of the ICM acquisition increased $0.9 million to $14.7 million for the three months ended March 31, 2003 from $13.8 million for the three months ended March 31, 2002. The increase is attributable to a $1.3 million increase in fleet repair costs, offset by a $0.1 million decrease in depreciation, and a $0.3 million decrease in costs associated with equipment under operating leases. Certain hi-lift equipment is aging, exceeding the manufacturer warranty period, and is incurring additional repair and maintenance costs.

        Equipment Sales Gross Profit.    Gross profit from new equipment sales increased $0.5 million to $1.8 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. Included in the gross profit is $0.5 million related to the new equipment sales from the ICM locations. Despite the lower sales volumes and excluding the increase related to the ICM acquisition, the gross margin on new equipment sales increased to 8.6% for the three months ended March 31, 2003 from 8.3% for the three months ended March 31, 2002. This improvement in the gross margin is attributable to the mix of new equipment sold.

        The gross profit from used equipment sales increased $2.2 million to $3.8 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002. Included in the gross profit is $1.7 million related to the used equipment sales from the ICM locations. The remaining $0.5 million increase in used equipment gross profit is primarily due to a $0.4 million increase in used earthmoving equipment sales. Used crane sales and other equipment sales accounted for the remaining $0.1 million increase. The gross margin on used equipment sales, excluding the increase related to the ICM acquisition, decreased 0.2% to 17.6% for the three months ended March 31, 2003 from 17.8% for the three months ended March 31, 2002. The decline in gross margin is primarily a result of the mix of used equipment sold.

        Parts Sales and Service Revenues Gross Profit.    Gross profit from parts sales and service revenues increased $3.1 million to $8.5 million for the three months ended March 31, 2003 from $5.4 million for the three months ended March 31, 2002. Total parts sales and service revenues attributable to the acquisition of ICM were $3.8 million. The gross profit on parts sales and service revenue, excluding the ICM acquisition, decreased $0.7 million for the first quarter 2003 compared to the first quarter 2002, the gross margin for the three months ended March 31, 2003 decreased 0.2% to 36.5% compared to 36.7% for the three months ended March 31, 2002. The decrease in the gross margin is attributable to changes in product mix.

        Depreciation and Amortization.    Depreciation and amortization expense increased $6.5 million to $14.8 million for the three months ended March 31, 2003 from $8.3 million for the three months ended March 31, 2002. Included in the depreciation and amortization expense is $6.6 million related to the ICM acquisition.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $9.1 million to $24.7 million, or 24.4% of total revenues for the three months ended March 31, 2003 from $15.6 million, or 23.7% of total revenues for the three months ended March 31, 2002. Included in 2003 SG&A expense is $11.5 million relating to the operations of ICM. The remaining $2.4 million decrease in SG&A expense quarter over quarter, excluding the effect of ICM, is due to reductions in labor related costs as we continue to reduce overtime and other employee related expenses.

        Loss from Litigation.    As discussed in Note 3 to the Unaudited Condensed Consolidated Financial Statements included herein, on May 2, 2003, an order and opinion was handed down by the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenberg in the complaint of Sunbelt Rentals Inc. v. Head and Engquist Equipment L.L.C., d/b/a H&E Hi Lift, et al. Pursuant to which the plaintiff was awarded damages of $5.0 million, which amount was trebled pursuant to statute to total $15.0 million, plus plaintiff's attorneys' fees. The Company has recorded a $17.0 million loss for estimated damages and plaintiff's attorneys' fees. The Company intends to appeal and vigorously contest this judgment. The Company will continue to monitor the progress of the case and modify the estimated loss, if necessary. See Liquidity and Capital Resources and Part II Item 1. Legal Proceedings, for further information.

        Income (loss) from Operations.    Based on the foregoing, income (loss) from operations decreased to a $16.6 million loss for the three months ended March 31, 2003 from income of $1.7 million for the three months ended March 31, 2002. The $18.3 million decrease was net of $0.3 million loss from operations relating to ICM's income from operations for the first quarter of 2003. The remaining $18.0 million decrease in income (loss) from operations is primarily due to recording the $17.0 million loss from litigation.

        Other Income (Expense).    Other expense increased by $7.0 million to $9.8 million for the three months ended March 31, 2003 from $2.8 million for the three months ended March 31, 2002. Interest expense for the quarter ended March 31, 2003 increased $7.0 million quarter over quarter as a result of the refinancing of the Company's total debt and the acquisition of ICM. Other income was comparable quarter over quarter. Additionally, annual interest rates on the revolving credit facility averaged 5.1% for the three months ended March 31, 2003 compared to 6.3% for the three months ended March 31, 2002.

        Income Tax Benefit.    H&E Equipment Services is a limited liability company that has elected to be treated as a C corporation for income tax purposes. Income tax benefit decreased by $0.4 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The Company has recorded a tax valuation allowance for its entire net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred income tax assets. Accordingly, no income tax benefit was recorded in the three months ended March 31, 2003.

Liquidity and Capital Resources

        Cash flows from operating activities.    For the three months ended March 31, 2003 cash used in operating activities was $4.4 million. The significant components of operating activities that provided cash were total property and equipment and rental fleet depreciation expense of $14.8 million, the $17.0 million accrued loss from litigation, a decrease in accounts receivable of $2.2 million, and a decrease in inventories of $1.1 million. Significant components of operating activities that used cash consisted of a $26.3 million net loss, a net gain on sale of both rental and non-rental equipment of $2.5 million, and a decrease in accounts payable and accrued expenses of $9.8 million. The remaining $1.2 million of cash used in operating activities related to the change in other assets and other liabilities.

        Cash flows from investing activities.    For the three months ended March 31, 2003 cash provided by investing activities was $4.3 million. This is a result of purchasing $9.3 million in rental and non-rental equipment. The proceeds from the sale of rental and non-rental equipment was $13.6 million.

        Cash flows from financing activities.    For the three months ended March 31, 2003 cash used in financing activities was $0.2 million. The net borrowings under the senior secured credit facility were $1.2 million. Payments on capital leases and other notes totaled $1.2 million and $0.2 million was paid in additional deferred financing costs.

        As of April 30, 2003, the balance outstanding on the senior secured credit facility was $74.7 million with $70.6 million available in additional borrowings (based on the borrowing base assets) net of $4.7 million in standby letters of credit. Also, at April 30, 2003, the total balance payable on capital lease obligations and notes payable were $9.2 million and $1.3 million, respectively.

        As a result of the Company recording the $17.0 million loss from litigation, (see Note 3 to Unaudited Condensed Consolidated Financial Statements included herein) on May 14, 2003, the

Company's senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

  1.
  Exclude the loss from litigation from the calculation of Company's earnings before interest, taxes, depreciation, and amortization.

  2.
  Adjust the maximum leverage ratio and the maximum adjusted leverage ratio, respectively, to 5.20x from 4.60x for the remaining term of the credit agreement. The minimum adjusted interest coverage ratio was adjusted to 1.25x from 1.45x through 2004. In 2005, the ratio increases to 1.30x with an additional increase to 1.40x in 2006 through the remainder of the agreement.

  3.
  Increase the maximum amount of letters of credit allowed under the senior credit facility to $30.0 million from $10.0 million.

  4.
  Institute a pricing grid such that if excess availability (defined as the total borrowing base assets less total outstanding borrowings):

  a.
  falls below $90.0 million, the interest rate and letter of credit fee increase by 25 basis points,

  b.
  falls below $50.0 million, the interest rate and letter of credit fee increase an additional 25 basis points.

  5.
  Institute a $20.0 million block on availability based on the total borrowing base assets.

        On May 14, 2003, the Company paid a loan amendment fee of $0.4 million that will be amortized over the remaining term of the loan. Consequently, the Company is not and does not expect to be in default under the senior secured credit facility as a result of the estimated loss from litigation.

        Off-Balance Sheet Arrangements.    At March 31, 2003 and at December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual and Commercial Commitments Summary

        The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Year
	Total	2003(1)	2004-2005	2006-2007	Thereafter
	(In thousands)
Long-term debt (including subordinated notes payable and amounts due to members)	$242,624	$280	$594	$364	$241,386
Interest payments on senior secured notes	222,376	22,250	44,500	44,500	111,126
Interest payments on senior subordinated notes	72,838	6,625	13,250	13,250	39,713
Revolving credit facility	77,940	—	—	—	77,940
Capital lease obligations	10,326	7,683	2,643	—	—
Operating leases(2)	87,858	22,292	37,590	21,415	6,561
Other long-term obligations(3)	54,235	10,585	23,248	19,943	459

Total contractual cash obligations	$768,197	$69,715	$121,825	$99,472	$477,185

(1)
This includes payments due during the nine months ending December 31, 2003.

(2)
This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(3)
This includes: (i) BRS annual management fees through 2006 (based upon the lesser of 1.75% of estimated EBITDA excluding operating lease expense or $2.0 million per year) for $5.3 million; (ii) Thomas R. Engquist management fees (7 years) for $1.7 million; (iii) payments for secured floor plan financing for $47.2 million.

        Additionally, we have a standby letter of credit for $4.7 million that expires in January 2004.

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

        Equipment sales cycles are also subject to seasonality with the peak selling period during spring season and expanding through summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Inflation

        Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Critical Accounting Policies and Estimates

        We prepare our financial statements in accordance with accounting principles generally accepted in the United States. In applying many accounting principles, we need to make assumptions, estimates and/or judgements. These assumptions, estimates and judgements are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates, and judgements have the potential to materially alter our results of operations. We have identified below those of our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and judgements.

        Revenue Recognition.    The Company's policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectability is reasonably assured. Service revenues are recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges.

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

        Useful Lives of Rental Equipment and Property and Equipment.    We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value ranging from 0% to 25% of cost. The useful life of an asset (ranging from three to ten years) is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for the assets.

Forward-Looking Statements

        Certain of the statements contained in this Report are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "seek," "on- track," "plan," "intend," or "anticipate" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in our Form 10-K for the year ended December 31, 2002 filed on April 14, 2003. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's earnings are effected by changes in interest rates due to the fact that interest on the revolving line of credit is calculated based upon LIBOR plus 300 basis points. The Company is also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility. At March 31, 2003, and as a result of the refinancing the Company had variable rate debt representing 23.4% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at March 31, 2003, a one percent increase in market rates would increase our annual interest expense approximately $1.3 million. The Company does not have significant exposure to the changing interest rates on its fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 76.6% of total debt.

Item 4.    Controls and Procedures

        (a)   Within the 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        (b)   There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        As of March 31, 2003, except for the legal proceeding referred to below, we were not subject to any legal proceedings that management believes could have a material adverse effect on our business or financial condition.

        In July 2000, a complaint was filed in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg under the caption Sunbelt Rentals, Inc. v. Head & Engquist Equipment (H&E), d/b/a H&E Hi-Lift, et al. The complaint was filed by a competitor of H&E, BPS Equipment, which was acquired by the plaintiff in June 2000, against H&E, Robert W. Hepler, an executive officer, and other employees of H&E. The complaint alleges, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices, interference with prospective advantage and civil conspiracy, in connection with the start-up of H&E's Hi-Lift division in January 2000 and the hiring of former employees of BPS Equipment. The complaint seeks, among other things, an order which enjoins the defendants from using BPS Equipment's trade secrets, awards of unspecified compensatory and punitive damages to the plaintiff as well as awarding the plaintiff's costs and attorneys' fees.

        On May 2, 2003, an order and opinion was handed down by the court, pursuant to which the plaintiff was awarded damages of $5.0 million, which amount was trebled pursuant to statute to total $15.0 million, plus plaintiff's attorneys' fees. The final judgment will not be entered in this matter until motions for attorneys fees have been heard, which is expected to occur within 60 days from the date of the order and opinion. The Company intends to appeal and vigorously contest this judgment. However, even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, management believes that the resulting judgment could have a material adverse effect on the Company's business or financial condition.

Item 2.    Changes in Securities and Use of Proceeds.

        None.

Item 3.    Defaults upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other information.

        None.

Item 6.    Exhibits and reports on Form 8-K.

  a)
  Exhibits

  10.1
  Amendment No. 1 to the credit agreement dated as of June 17, 2002 by and among H&E Equipment Services L.L.C., Great Northern, Inc., H&E holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto, dated as of March 31, 2003.

  b)
  Reports on Form 8-K

    None.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES L.L.C.
Dated: May 15, 2003	By:	/s/ JOHN M. ENGQUIST John M. Engquist Chief Executive Officer (Principal Executive Officer)
Dated: May 15, 2003	By:	/s/ LINDSAY C. JONES Lindsay C. Jones Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

        I, John M. Engquist, President and Chief Executive Officer of H&E Equipment Services L.L.C., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of H&E Equipment Services L.L.C.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ JOHN M. ENGQUIST John M. Engquist President and Chief Executive Officer

CERTIFICATIONS

        I, Lindsay C. Jones, Chief Financial Officer of H&E Equipment Services L.L.C., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of H&E Equipment Services L.L.C.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ LINDSAY C. JONES Lindsay C. Jones Chief Financial Officer

QuickLinks

H&E EQUIPMENT SERVICES L.L.C. TABLE OF CONTENTS
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other information.
  Item 6. Exhibits and reports on Form 8-K.
CERTIFICATIONS
CERTIFICATIONS