Form 10-Q
period 2003-06-30
H&E EQUIPMENT SERVICES LLC
filed 2003-08-14
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

        (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

H&E EQUIPMENT SERVICES L.L.C.

TABLE OF CONTENTS

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash	$2,826	$3,398
Receivables, net of allowance for doubtfull accounts of $3,012 and $3,609, respectively	65,268	65,145
Inventories, net	49,809	47,992
Prepaid expenses and other assets	3,757	1,945
Rental equipment, net of accumulated depreciation of $111,223 and $87,064, respectively	289,581	314,892
Property and equipment, net of accumulated depreciation of $12,531 and $13,338, respectively	16,516	19,156
Deferred financing costs, net of accumulated amortization of $1,825 and $854, respectively	11,926	12,612
Goodwill, net	3,204	3,204

Total assets	$442,887	$468,344

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Senior secured credit facility	$73,701	$76,724
Accounts payable	87,010	91,213
Accrued expenses and other liabilities	15,052	12,329
Accrued loss from litigation	17,000	—
Notes payable	1,217	1,402
Senior secured notes, net of discount	198,614	198,570
Senior subordinated notes, net of discount	42,797	42,602
Capital lease obligations	8,266	10,841
Deferred compensation	10,610	10,233

Total liabilities	454,267	443,914

Member's equity (deficit)	(11,380)	24,430

Total liabilities and member's equity (deficit)	$442,887	$468,344

See notes to condensed consolidated financial statements

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Revenues:
Equipment rentals	$37,828	$27,003	$74,856	$49,882
New equipment sales	20,460	16,410	40,830	32,457
Used equipment sales	18,657	13,043	37,067	22,166
Parts sales	14,234	10,822	26,439	20,312
Service revenues	8,591	6,078	17,178	11,247
Other	5,086	3,406	9,708	6,398

Total revenues	104,856	76,762	206,078	142,462

Cost of revenues:
Rental depreciation	13,962	9,624	27,753	17,408
Rental expense	12,571	6,553	24,722	12,539
New equipment sales	18,370	14,677	36,949	29,394
Used equipment sales	15,409	11,385	30,007	18,886
Parts sales	10,191	8,076	19,120	15,159
Service revenues	3,517	2,493	6,870	4,689
Other	4,907	3,640	9,512	6,794

Total cost of revenues	78,927	56,448	154,933	104,869

Gross profit	25,929	20,314	51,145	37,593
Selling, general and administrative expenses	25,663	17,289	50,409	32,857
Loss from litigation	—	—	17,000	—
Gain on sale of assets	64	8	37	29

Income (loss) from operations	330	3,033	(16,227)	4,765

Other income (expense):
Interest expense	(9,866)	(5,648)	(19,679)	(8,494)
Other, net	75	68	96	93

Total other expense, net	(9,791)	(5,580)	(19,583)	(8,401)

Loss before income taxes	(9,461)	(2,547)	(35,810)	(3,636)
Income tax benefit	—	892	—	1,271

Net loss	$(9,461)	$(1,655)	$(35,810)	$(2,365)

See notes to condensed consolidated financial statements

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(35,810)	$(2,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	1,964	1,092
Depreciation on rental equipment	27,753	17,408
Amortization of loan discounts and deferred financing costs	1,209	76
Provision for losses on accounts receivable	142	176
Gain on sale of property and equipment	(37)	(29)
Gain on sale of rental equipment	(5,748)	(2,273)
Deferred income taxes	—	(1,306)
Changes in operating assets and liabilities, net of business combination:
Receivables, net	(265)	(4,650)
Inventories, net	(2,371)	(10,645)
Prepaid expenses and other assets	(1,812)	(1,314)
Accounts payable	(4,203)	1,853
Accrued expenses and other liabilities	2,723	2,019
Accrued loss from litigation	17,000	—
Deferred compensation	377	17

Net cash provided by operating activities	922	59

Cash flows from investing activities:
Purchases of property and equipment	(1,562)	(1,666)
Purchases of rental equipment	(21,220)	(16,545)
Proceeds from sale of property and equipment	2,275	62
Proceeds from sale of rental equipment	25,650	12,362
Cash acquired in ICM business combination	—	3,643

Net cash provided by (used in) investing activities	5,143	(2,144)

Cash flows from financing activities:
Borrowings on senior secured credit facility	203,641	81,900
Payments on senior secured credit facility	(206,664)	(304,415)
Net proceeds from issuance of senior secured notes	—	198,526
Net proceeds from issuance of senior subordinated notes	—	50,009
Payment of amount due to member	—	(13,347)
Payment of deferred financing costs	(854)	(11,487)
Principal payments on notes payable	(185)	(284)
Payments on capital lease obligations	(2,575)	(1,947)

Net cash (used in) provided by financing activities	(6,637)	(1,045)

Net decrease in cash	(572)	(3,130)
Cash, beginning of period	3,398	4,322

Cash, end of period	$2,826	$1,192

See notes to condensed consolidated financial statements

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Supplemental schedule of noncash investing and financing activities:
Assets transferred from new and used inventory to rental fleet	$554	$4,690
Rental equipment financed under capital lease obligations	—	4,182
Members' equity issued with the subordinated notes	—	7,600
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	19,626	10,356
Income taxes	97	106

        As of June 30, 2003 and December 31, 2002, the Company had $51.8 and $55.1 million, respectively, in flooring plans outstanding, which were used to finance purchases of inventory and rental equipment.

See notes to condensed consolidated financial statements

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Basis of Presentation

        H&E Equipment Services L.L.C. (H&E Equipment Services) is a wholly owned subsidiary of H&E Holdings L.L.C. (H&E Holdings). H&E Holdings is principally a holding company conducting all of its operations through H&E Equipment Services (see Note 2). The condensed consolidated financial statements include the results of operations of H&E Equipment Services and its wholly owned subsidiaries H&E Finance Corp., GNE Investments, Inc. and Great Northern Equipment, Inc., collectively referred to herein as the "Company".

        The nature of the Company's business is such that short-term obligations are typically met by cash generated from long-term assets. Consequently, consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

        The Company is an integrated equipment rental, service and sales company located in the United States with an integrated network of 41 facilities, most of which have full service capabilities, and a workforce that includes a group of service technicians and a separate rental and equipment sales force. In addition to renting equipment, the Company also sells new and used equipment and provides extensive parts and service support. The Company generates a significant portion of its gross profit from parts sales and service revenues.

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

        The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, and, accordingly, certain disclosures have been omitted. Results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company suggests the information included in this report be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002.

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

Reclassifications

        Certain amounts in the prior-period condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current condensed consolidated financial statements.

Adoption of Recently Issued Accounting Standards

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities. The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003. The Company has not completed its analysis of the potential impacts from adopting the new reporting requirements of SFAS No. 150.

2. Reorganization and Acquisition of ICM Equipment Company L.L.C.

        On June 17, 2002, the equity holders of H&E Equipment Services and ICM Equipment Company L.L.C. (ICM) formed H&E Holdings by executing a Limited Liability Company Agreement of H&E Holdings and by contributing to H&E Holdings all of the outstanding equity securities and certain outstanding subordinated debt of the two companies to the members of H&E Holdings in exchange for certain equity securities of H&E Holdings. Pursuant to a Contribution Agreement and Plan of Reorganization, H&E Holdings contributed all of the outstanding equity securities of ICM to H&E Equipment Services, consummating the merger.

        The consolidated results of operations data shown below is presented on an unaudited pro forma basis and represents the results of H&E Equipment Services had the business combination occurred at the beginning of the period presented for the three and six months ended June 30, 2002 (in thousands):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenues	$116,000	$222,500
Net loss	$(4,600)	$(10,600)

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

3. Litigation

        In July 2000, a complaint was filed by a competitor of the Company in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg under the caption Sunbelt Rentals, Inc. v. Head & Engquist Equipment, d/b/a H&E Hi-Lift, et al. On May 2, 2003, the court handed down an order and opinion in favor of the plaintiff. The Company recorded a $17.0 million loss for estimated damages, plaintiff's attorney's fees and other costs during the quarter ended March 31, 2003.

        The final judgment has not yet been entered in this matter. The Company's management intends to appeal and vigorously contest this judgment. During the appeals process, management anticipates posting a standby letter of credit for the amount of the final judgment. Even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, management believes that the resulting judgment could have a material adverse effect on the Company's business or financial condition.

        As a result of the Company recording the $17.0 million estimated loss from litigation, on May 14, 2003, the Company's senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

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

        On May 14, 2003, the Company paid a loan amendment fee of $0.4 million that is being amortized over the remaining term of the loan. Consequently, the Company is not and does not expect to be in default under the senior secured credit facility as a result of the estimated loss from litigation.

4. Segment Information

        The Company has identified five reportable segments; new equipment sales, used equipment sales, equipment rentals, parts and service revenues. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. Selling, general, and administrative expenses and all other income and expense items below gross profit are generally not allocated to reportable segments. The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents information about the Company's reportable segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Equipment rentals	$37,828	$27,003	$74,856	$49,882
New equipment sales	20,460	16,410	40,830	32,457
Used equipment sales	18,657	13,043	37,067	22,166
Parts sales	14,234	10,822	26,439	20,312
Services revenues	8,591	6,078	17,178	11,247

Total segmented revenues	99,770	73,356	196,370	136,064
Non-segmented revenues	5,086	3,406	9,708	6,398

Total revenues	$104,856	$76,762	$206,078	$142,462

Gross Profit:
Equipment rentals	$11,295	$10,826	$22,381	$19,935
New equipment sales	2,090	1,733	3,881	3,063
Used equipment sales	3,248	1,658	7,060	3,280
Parts sales	4,043	2,746	7,319	5,153
Services revenues	5,074	3,585	10,308	6,558

Total gross profit from revenues	25,750	20,548	50,949	37,989
Non-segmented gross profit (loss)	179	(234)	196	(396)

Total gross profit	$25,929	$20,314	$51,145	$37,593

	As of June 30,	As of December 31,
	2003	2002
Segment identified assets:
Equipment sales	$34,182	$31,283
Equipment rentals	289,581	314,892
Parts and service	15,627	16,709

Total segment identified assets	339,390	362,884
Non-segment identified assets	103,497	105,460

Total assets	$442,887	$468,344

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

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	June 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Cash	$2,784	$42	$—	$2,826
Receivables, net	64,497	771	—	65,268
Inventories, net	49,243	566	—	49,809
Prepaid expenses and other assets	3,757	—	—	3,757
Rental equipment, net	283,066	6,515	—	289,581
Property and equipment, net	16,221	295	—	16,516
Deferred financing costs, net	11,926	—	—	11,926
Investment in guarantor subsidiaries	4,485	—	(4,485)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$439,183	$8,189	$(4,485)	$442,887

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Senior secured credit facility	$73,701	$—	$—	$73,701
Accounts payable	87,010	—	—	87,010
Accrued expenses and other liabilities	11,348	3,704	—	15,052
Accrued loss from litigation	17,000	—	—	17,000
Notes payable	1,217	—	—	1,217
Senior secured notes, net of discount	198,614	—	—	198,614
Senior subordinated notes, net of discount	42,797	—	—	42,797
Capital lease obligations	8,266	—	—	8,266
Deferred compensation	10,610	—	—	10,610

Total liabilities	450,563	3,704	—	454,267
Member's equity (deficit)	(11,380)	4,485	(4,485)	(11,380)

Total liabilities and member's equity (deficit)	$439,183	$8,189	$(4,485)	$442,887

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2002
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Cash	$3,331	$67	$—	$3,398
Receivables, net	64,742	403	—	65,145
Inventories, net	46,535	1,457	—	47,992
Prepaid expenses and other assets	1,941	4	—	1,945
Rental equipment, net	309,006	5,886	—	314,892
Property and equipment, net	19,031	125	—	19,156
Deferred financing costs, net	12,612	—	—	12,612
Investment in guarantor subsidiaries	4,841	—	(4,841)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$465,243	$7,942	$(4,841)	$468,344

LIABILITIES AND MEMBER'S EQUITY
Liabilities:
Senior secured credit facility	$76,724	$—	$—	$76,724
Accounts payable	91,125	88	—	91,213
Accrued expenses and other liabilities	9,316	3,013	—	12,329
Notes payable	1,402	—	—	1,402
Senior secured notes, net of discount	198,570	—	—	198,570
Senior subordinated notes, net of discount	42,602	—	—	42,602
Capital lease obligations	10,841	—	—	10,841
Deferred compensation	10,233	—	—	10,233

Total liabilities	440,813	3,101	—	443,914
Member's equity	24,430	4,841	(4,841)	24,430

Total liabilities and member's equity	$465,243	$7,942	$(4,841)	$468,344

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$36,635	$1,193	$—	$37,828
New equipment sales	19,670	790	—	20,460
Used equipment sales	17,592	1,065	—	18,657
Parts sales	13,904	330	—	14,234
Service revenues	8,372	219	—	8,591
Other	4,940	146	—	5,086

Total revenues	101,113	3,743	—	104,856

Cost of Revenues:
Rental depreciation	13,510	452	—	13,962
Rental expense	12,383	188	—	12,571
New equipment sales	17,683	687	—	18,370
Used equipment sales	14,598	811	—	15,409
Parts sales	9,972	219	—	10,191
Service revenues	3,455	62	—	3,517
Other	4,748	159	—	4,907

Total cost of revenues	76,349	2,578	—	78,927

Gross profit	24,764	1,165	—	25,929
Selling, general and administrative expenses	24,687	976	—	25,663
Gain on sale of assets	59	5	—	64
Equity (deficit) in earnings of guarantor subsidiaries	(16)	—	16	—

Income from operations	120	194	16	330

Other income (expense):
Interest expense	(9,649)	(217)	—	(9,866)
Other, net	68	7	—	75

Total other expense, net	(9,581)	(210)	—	(9,791)

Net loss	$(9,461)	$(16)	$16	$(9,461)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$26,837	$166	$—	$27,003
New equipment sales	16,355	55	—	16,410
Used equipment sales	12,824	219	—	13,043
Parts sales	10,779	43	—	10,822
Service revenues	6,048	30	—	6,078
Other	3,406	—	—	3,406

Total revenues	76,249	513	—	76,762

Cost of Revenues:
Rental depreciation	9,624	—	—	9,624
Rental expense	6,452	101	—	6,553
New equipment sales	14,641	36	—	14,677
Used equipment sales	11,205	180	—	11,385
Parts sales	8,047	29	—	8,076
Service revenues	2,484	9	—	2,493
Other	3,640	—	—	3,640

Total cost of revenues	56,093	355	—	56,448

Gross profit	20,156	158	—	20,314

Selling, general and administrative expenses	17,215	74		17,289
Gain on sale of assets	8	—	—	8
Equity in earnings of guarantor subsidiaries	63	—	(63)	—

Income from operations	3,012	84	(63)	3,033

Other income (expense):
Interest expense	(5,648)	—	—	(5,648)
Other, net	68	—	—	68

Total other expense, net	(5,580)	—	—	(5,580)

Income (loss) before provision for income taxes	(2,568)	84	(63)	(2,547)
Income tax benefit (provision)	913	(21)	—	892

Net income (loss)	$(1,655)	$63	$(63)	$(1,655)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$72,842	$2,014	$—	$74,856
New equipment sales	39,798	1,032	—	40,830
Used equipment sales	35,272	1,795	—	37,067
Parts sales	25,831	608	—	26,439
Service revenues	16,732	446	—	17,178
Other	9,481	227	—	9,708

Total revenues	199,956	6,122	—	206,078

Cost of Revenues:
Rental depreciation	26,875	878	—	27,753
Rental expense	24,282	440	—	24,722
New equipment sales	36,061	888	—	36,949
Used equipment sales	28,655	1,352	—	30,007
Parts sales	18,708	412	—	19,120
Service revenues	6,736	134	—	6,870
Other	9,250	262	—	9,512

Total cost of revenues	150,567	4,366	—	154,933

Gross profit	49,389	1,756	—	51,145

Selling, general and administrative expenses	48,689	1,720	—	50,409
Loss from litigation	17,000	—	—	17,000
Gain on sale of assets	15	22	—	37
Equity in earnings of guarantor subsidiaries	(356)	—	356	—

Income (loss) from operations	(16,641)	58	356	(16,227)

Other income (expense):
Interest expense	(19,259)	(420)	—	(19,679)
Other, net	90	6	—	96

Total other expense, net	(19,169)	(414)	—	(19,583)

Net loss	$(35,810)	$(356)	$356	$(35,810)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$49,716	$166	$—	$49,882
New equipment sales	32,402	55	—	32,457
Used equipment sales	21,947	219	—	22,166
Parts sales	20,269	43	—	20,312
Service revenues	11,217	30	—	11,247
Other	6,398	—	—	6,398

Total revenues	141,949	513	—	142,462

Cost of Revenues:
Rental depreciation	17,408	—	—	17,408
Rental expense	12,438	101	—	12,539
New equipment sales	29,358	36	—	29,394
Used equipment sales	18,706	180	—	18,886
Parts sales	15,130	29	—	15,159
Service revenues	4,680	9	—	4,689
Other	6,794	—	—	6,794

Total cost of revenues	104,514	355	—	104,869

Gross profit	37,435	158	—	37,593

Selling, general and administrative expenses	32,783	74	—	32,857
Gain on sale of assets	29	—	—	29
Equity in earnings of guarantor subsidiaries	63	—	(63)	—

Income from operations	4,744	84	(63)	4,765

Other income (expense):
Interest expense	(8,494)	—	—	(8,494)
Other, net	93	—	—	93

Total other expense, net	(8,401)	—	—	(8,401)

Income (loss) before provision for income taxes	(3,657)	84	(63)	(3,636)
Income tax benefit (provision)	1,292	(21)	—	1,271

Net income (loss)	$(2,365)	$63	$(63)	$(2,365)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$(35,810)	$(356)	$356	$(35,810)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,928	36	—	1,964
Depreciation on rental equipment	26,875	878	—	27,753
Amortization of loan discounts and deferred financing costs	1,209	—	—	1,209
Provision for losses on accounts receivables	142	—	—	142
Gain on sale of property and equipment	(15)	(22)	—	(37)
Gain on sale of rental equipment	(5,356)	(392)	—	(5,748)
Equity in earnings of guarantor subsidiaries	356	—	(356)	—
Changes in operating assets and liabilities:
Receivables, net	103	(368)	—	(265)
Inventories, net	(3,262)	891	—	(2,371)
Prepaid expenses and other assets	(1,816)	4	—	(1,812)
Accounts payable	(4,115)	(88)	—	(4,203)
Accrued expenses and other liabilities	2,032	691	—	2,723
Accrued loss from litigation	17,000	—	—	17,000
Deferred compensation	377	—	—	377

Net cash (used in) provided by operating activities	(352)	1,274	—	922

Cash flows from investing activities:
Purchases of property and equipment	(1,356)	(206)	—	(1,562)
Purchases of rental equipment	(18,588)	(2,632)	—	(21,220)
Proceeds from sale of property and equipment	2,253	22	—	2,275
Proceeds from sale of rental equipment	24,133	1,517	—	25,650

Net cash provided by (used in) investing activities:	6,442	(1,299)	—	5,143

Cash flows from financing activities:
Borrowings on senior secured credit facility	203,641	—	—	203,641
Payments on senior secured credit facility	(206,664)	—	—	(206,664)
Payment of deferred financing costs	(854)	—	—	(854)
Principal payments on notes payable	(185)	—	—	(185)
Payments on capital lease obligations	(2,575)	—	—	(2,575)

Net cash used in financing activities	(6,637)	—	—	(6,637)

Net decrease in cash	(547)	(25)	—	(572)
Cash, beginning of period	3,331	67	—	3,398

Cash, end of period	$2,784	$42	$—	$2,826

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,365)	$63	$(63)	$(2,365)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,092	—	—	1,092
Depreciation on rental equipment	17,408	—	—	17,408
Amortization of loan discounts and deferred financing costs	76	—	—	76
Provision for losses on accounts receivables	176	—	—	176
Gain on sale of property and equipment	(29)	—	—	(29)
Gain on sale of rental equipment	(2,273)	—	—	(2,273)
Equity in earnings of guarantor subsidiaries	(63)	—	63	—
Deferred taxes	(1,306)	—	—	(1,306)
Changes in operating assets and liabilities, net of business combination:
Receivables, net	(4,039)	(611)	—	(4,650)
Inventories, net	(10,345)	(300)	—	(10,645)
Prepaid expenses and other assets	(1,302)	(12)	—	(1,314)
Accounts payable	1,853	—	—	1,853
Accrued expenses and other liabilities	2,231	(212)	—	2,019
Deferred compensation	17	—	—	17

Net cash provided by (used in) operating activities	1,131	(1,072)	—	59

Cash flows from investing activities:
Purchases of property and equipment	(1,666)	—	—	(1,666)
Purchases of rental equipment	(17,301)	756	—	(16,545)
Proceeds from sale of property and equipment	62	—	—	62
Proceeds from sale of rental equipment	12,362	—	—	12,362
Cash acquired in ICM business combination	3,643	—	—	3,643

Net cash (used in) provided by investing activities:	(2,900)	756	—	(2,144)

Cash flows from financing activities:
Borrowings on senior secured credit facility	82,245	(345)	—	81,900
Payments on senior secured credit facility	(304,415)	—	—	(304,415)
Net proceeds from issuance of senior secured notes	198,526	—	—	198,526
Net proceeds from issuance of senior subordinated notes	50,009	—	—	50,009
Payment of amount due to member	(13,347)	—	—	(13,347)
Payment of deferred financing costs	(11,487)	—	—	(11,487)
Principal payments on notes payable	(284)	—	—	(284)
Payments on capital lease obligations	(1,947)	—	—	(1,947)

Net cash provided by (used in) financing activities	(700)	(345)	—	(1,045)

Net decrease in cash	(2,469)	(661)	—	(3,130)
Cash, beginning of period	3,630	692	—	4,322

Cash, end of period	$1,161	$31	$—	$1,192

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews our operations for the three and six months ended June 30, 2003 and 2002 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included herein. The following discussion and analysis should also be read in conjunction with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2002.

General

        The Company derives its revenues primarily from the following sources: (i) rental of equipment; (ii) new equipment sales and distribution; (iii) used equipment sales and distribution; and (iv) parts and service. Equipment rental, as well as new and used equipment sales, includes products such as hi-lift equipment, cranes, earthmoving equipment and industrial lift trucks. Used equipment sales are primarily derived from our rental fleet. Our integrated approach leads to revenue for each source being partially driven by our activities of the other sources. Our revenues are dependent on several factors, including the demand for rental equipment, rental fleet availability, rental rates, the demand for new and used equipment, the level of industrial and construction activity and general economic conditions.

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

Accounting for Acquisitions

        The Company completed the acquisition of ICM on June 17, 2002 (see Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein for further information) and accounted for this acquisition using the purchase method of accounting. Accordingly, ICM's results of operations are included in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2002 from the date of acquisition (June 17, 2002) and thereafter.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

        Total revenues for the three months ended June 30, 2003 increased 36.6% or $28.1 million to $104.9 million, from $76.8 million for the three months ended June 30, 2002. The revenues during these periods were attributable to the following sources:

          Equipment Rental Revenues.    Total revenues from equipment rentals increased $10.8 million, or 40.0%, to $37.8 million for the three months ended June 30, 2003 from $27.0 million for the three months ended June 30, 2002. Included in the increase is $13.4 million of equipment rental revenues generated by rental locations associated with the ICM acquisition. The remaining decrease of $2.6 million is comprised of a decrease in crane rental revenues of $1.5 million, a decrease in hi lift equipment rental revenues of $0.4 million and a decrease in other small equipment rental revenues of $1.6 million. These decreases were offset by an increase in earthmoving equipment rental revenues of $0.9 million. The overall decline is due primarily to lower time utilization in our crane segment and both lower time utilization and rental rates in our hi lift segment.

          Equipment Sales Revenues.    Revenues from new equipment sales increased $4.1 million, or 25.0% to $20.5 million for the three months ended June 30, 2003 from $16.4 million for the three months ended June 30, 2002. Total increase in new equipment sales attributable to the acquisition of ICM was $5.6 million. The remaining $1.5 million decrease in new equipment sales year over year is attributable primarily to a $1.3 million decline in new crane sales and a $3.4 million decline in new hi lift equipment sales. Sales of new earthmoving equipment increased $3.5 million and sales of other new equipment decreased $0.3 million. Customer demand for new equipment has declined as a result of the current economic conditions.

          Revenues from used equipment sales increased $5.7 million, or 43.8% to $18.7 million for the three months ended June 30, 2003 from $13.0 million for the three months ended June 30, 2002. The total increase in used equipment sales attributable to the acquisition of ICM was $5.0 million. The remaining $0.7 million increase in used equipment sales is attributable to a $2.4 million increase in used earthmoving equipment and a $0.3 increase in used lift trucks and other small equipment. Sales of used cranes decreased $1.6 million and sales of used hi lift equipment decreased $0.4 million.

          Parts and Service Revenues.    Parts sales and service revenues increased $5.9 million, or 34.9% to $22.8 million for the three months ended June 30, 2003 from $16.9 million for the three months ended June 30, 2002. Total parts sales and service revenues attributable to the acquisition of ICM were $6.2 million. The offsetting $0.3 million decrease in parts sales and service revenues was attributable to a $0.1 million increase in parts sales and a decrease of $0.4 million in service revenues. Service revenues are down accross all product lines.

          Other Revenues.    Other revenues consist primarily of billings to customers for equipment support activities including transportation, hauling, parts freight, and damage waiver charges. Other revenues for the three months ended June 30, 2003 increased $1.7 million, or 50.0% to $5.1 million from $3.4 million for the three months ended June 30, 2002. The acquisition of ICM accounted for $1.7 million of the increase.

          Total Gross Profit.    Total gross profit for the three months ended June 30, 2003 increased $5.6 million or 27.6% to $25.9 million from $20.3 million for the three months ended June 30, 2002. Total gross profit increase attributable to the acquisition of ICM was $8.7 million. Gross profit contribution by segment as a percentage of total gross profit was 43.6% for equipment rentals, 8.1% for new equipment sales, 12.4% for used equipment sales and 35.1% for parts sales and service revenue and 0.8% for other revenues.

          Equipment Rentals Gross Profit.    Gross profit from equipment rentals increased $0.5 million to $11.3 million in the three months ended June 30, 2003 from $10.8 million for the three months ended June 30, 2002. Included in the increase is $3.7 million of equipment rental gross profit generated by rental locations associated with the ICM acquisition. The remaining gross profit decreased $3.2 million, or 33.3% for the three months ended June 30, 2003 to $6.7 million from $9.9 million for the same period last year. The decline is primarily a result of lower rental revenue and increasing maintenance costs associated with aging the rental fleet.

          Equipment Sales Gross Profit.    Gross profit from new equipment sales increased $0.4 million to $2.1 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. Included in gross profit is $0.8 million related to the new equipment sales from the ICM locations. Excluding the increase related to the ICM acquisition, the gross profit margin on new equipment sales decreased to 8.6% for the three months ended June 30, 2003 from 10.7% for the three months ended June 30, 2002. This decline in the gross profit margin is attributable to the mix of new equipment sold.

          The gross profit from used equipment sales increased $1.5 million to $3.2 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. Included in the gross profit is $1.0 million related to the used equipment sales from the ICM locations. The remaining $0.5 million increase in used equipment gross profit is primarily due to a $0.2 million increase in used earthmoving equipment sales. Used crane sales and other equipment sales accounted for the remaining $0.3 million increase. The gross profit margin on used equipment sales, excluding the increase related to the ICM acquisition, increased 4.6% to 16.5% for the three months ended June 30, 2003 from 11.9% for the three months ended June 30, 2002. The increase in gross margin is primarily a result of the mix of used equipment sold.

          Parts Sales and Service Revenues Gross Profit.    Gross profit from parts sales and service revenues increased $2.8 million to $9.1 million for the three months ended June 30, 2003 from $6.3 million for the three months ended June 30, 2002. Total parts sales and service revenues attributable to the acquisition of ICM were $3.0 million. The remaining $0.2 million decrease for the second quarter relates primarily to lower parts sales and service revenues as previously discussed. The gross profit margin for the three months ended June 30, 2003 decreased 0.9% to 36.0% compared to 36.9% for the three months ended June 30, 2002.

          Depreciation and Amortization.    Depreciation expense on rental equipment is recorded in rental cost of revenues. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses. Total depreciation and amortization expense increased $4.7 million to $14.9 million for the three months ended June 30, 2003 from $10.2 million for the three months ended June 30, 2002. Included in the depreciation and amortization expense is $5.8 million related to the ICM acquisition.

          Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $8.4 million to $25.7 million, or 24.5% of total revenues for the three months ended June 30, 2003 from $17.3 million, or 22.5% of total revenues for the three months ended June 30, 2002. Included in SG&A expense is $10.0 million associated with the ICM acquisition. The remaining $1.6 million decrease in SG&A expense year over year, excluding the effect of ICM, is primarily due to reductions in labor-related costs.

          Income from Operations.    Based on the foregoing, income from operations decreased to $0.3 million for the three months ended June 30, 2003 from $3.0 million for the three months ended June 30, 2002. The $2.7 million decrease was net of $1.2 million loss from operations relating to ICM's operations for the second quarter of 2003.

          Other Income (Expense).    Other expense increased by $4.2 million to $9.8 million for the three months ended June 30, 2003 from $5.6 million for the three months ended June 30, 2002. Interest expense for the quarter ended June 30, 2003 increased $4.2 million year over year as a result of the refinancing of the Company's total debt and the acquisition of ICM. Other income was comparable year over year. The annual interest rates on the senior secured credit facility averaged 5.3% for the three months ended June 30, 2003 compared to 5.2% for the three months ended June 30, 2002.

          Income Tax Benefit.    H&E Equipment Services is a limited liability company that has elected to be treated as a C corporation for income tax purposes. Income tax benefit decreased by $0.9 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The Company has recorded a tax valuation allowance for its entire net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred income tax assets. Accordingly, no income tax benefit was recorded in the three months ended June 30, 2003.

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

        Total revenues for the six months ended June 30, 2003 increased 44.6% or $63.6 million to $206.1 million, from $142.5 million for the six months ended June 30, 2002. The revenues during these periods were attributable to the following sources:

          Equipment Rental Revenues.    Total revenues from equipment rentals increased $25.0 million, or 50.1%, to $74.9 million for the six months ended June 30, 2003 from $49.9 million for the six months ended June 30, 2002. Included in the increase is $29.9 million of equipment rental revenues generated by rental locations associated with the ICM acquisition. The remaining decrease of $4.9 million is comprised of a decrease in crane rental revenues of $2.5 million, a decrease in hi lift equipment rental revenues of $1.3 million and a decrease in other small equipment rental revenues of $2.6 million. These decreases were offset by an increase in earthmoving equipment rental revenues of $1.5 million. The decline is primarily due to lower time utilization in our crane segment and both lower time utilization and rental rates in our hi lift segment. The Company continues to focus on its four core segments and is de-emphasizing the other small equipment rentals.

          Equipment Sales Revenues.    Revenues from new equipment sales increased $8.3 million, or 25.5% to $40.8 million for the six months ended June 30, 2003 from $32.5 million for the six months ended June 30, 2002. Total new equipment sales attributable to the acquisition of ICM were $10.9 million. The remaining $2.6 million decrease in new equipment sales year over year is attributable primarily to a $3.3 million decline in new hi lift equipment sales. Sales of new cranes decreased $0.8 million and sales of other new equipment decreased $0.4 million. These decreases were offset by a $1.9 million increase in new earthmoving equipment sales.

          Revenues from used equipment sales increased $14.9 million, or 67.1% to $37.1 million for the six months ended June 30, 2003 from $22.2 million for the six months ended June 30, 2002. Total used equipment sales attributable to the acquisition of ICM were $11.2 million. The remaining $3.7 million increase in used equipment sales is attributable to a $4.2 million increase in used earthmoving equipment sales and a $0.5 increase in used other equipment sales from other product lines. Sales of used cranes decreased $1.0 million.

          Customer demand for new and used equipment has declined due to the current economic conditions.

          Parts and Service Revenues.    Parts sales and service revenues increased $12.0 million, or 38.0% to $43.6 million for the six months ended June 30, 2003 from $31.6 million for the six months ended June 30, 2002. Total parts sales and service revenues attributable to the acquisition of ICM were $14.2 million. The offsetting $2.1 million decrease in parts sales and service revenues was attributable to a $1.3 million decrease in the parts sales and a $0.8 million decrease in service revenues. As a result of the slowing economy, customers continue deferring or canceling major repairs to their fleets.

          Other Revenues.    Other revenues consist primarily of billings to customers for equipment support activities including transportation, hauling, parts freight, and damage waiver charges. Other revenues for the six months ended June 30, 2003 increased $3.3 million, or 51.6% to $9.7 million from $6.4 million for the six months ended June 30, 2002. The acquisition of ICM accounted for $3.6 million of the increase.

          Total Gross Profit.    Total gross profit for the six months ended June 30, 2003 was $51.1 million compared to total gross profit of $37.6 million for the six months ended June 30, 2002. Total gross profit attributable to the acquisition of ICM was $19.9 million. Gross profit contribution by segment as a percentage of total gross profit was 43.8% for equipment rentals, 7.6% for new equipment sales, 13.8% for used equipment sales, 34.4% for parts sales and service revenue, and 0.4% for other revenues.

          Equipment Rentals Gross Profit.    Gross profit from equipment rentals increased $2.5 million to $22.4 million in the six months ended June 30, 2003 from $19.9 million for the six months ended June 30, 2002. Included in the increase is $9.0 million of equipment rental gross profit generated by rental locations associated with the ICM acquisition. The remaining gross profit decreased $6.5 million, or 32.7% for the six months ended June 30, 2003 to $12.5 million from $19.0 million for the same period last year. This decline is primarily a result of lower rental revenues and increasing maintenance costs associated with aging the rental fleet.

          Equipment Sales Gross Profit.    Gross profit from new equipment sales increased $0.8 million to $3.9 million for the six months ended June 30, 2003 from $3.1 million for the six months ended June 30, 2002. Included in the gross profit is $1.2 million related to the new equipment sales from the ICM locations. In addition to the lower sales volumes and excluding the increase related to the ICM acquisition, the gross profit margin on new equipment sales decreased to 8.6% for the six months ended June 30, 2003 from 9.4% for the six months ended June 30, 2002. This decline in the gross margin is attributable to the mix of new equipment sold and the Company's continued focus on retail selling rental fleet equipment.

          The gross profit from used equipment sales increased $3.8 million to $7.1 million for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002. Included in the gross profit is $2.6 million related to the used equipment sales from the ICM locations. The remaining $1.2 million increase in used equipment gross profit is primarily due to a $0.5 million increase in used earthmoving equipment sales. Used crane sales and other used equipment sales accounted for the remaining $0.7 million increase. The gross profit margin on used equipment sales, excluding the increase related to the ICM acquisition, increased 2.6% to 17.1% for the six months ended June 30, 2003 from 14.5% for the six months ended June 30, 2002. The increase in gross margin is primarily a result of the mix of used equipment sold.

          Parts Sales and Service Revenues Gross Profit.    Gross profit from parts sales and service revenues increased $5.9 million to $17.6 million for the six months ended June 30, 2003 from $11.7 million for the six months ended June 30, 2002. Total parts sales and service revenues attributable to the acquisition of ICM were $6.9 million. The gross profit on parts sales and service revenue, excluding the ICM acquisition, decreased $1.0 million for the second quarter 2003 compared to the second quarter 2002, and the gross profit margin for the six months ended June 30, 2003 decreased 0.5% to 36.3% compared to 36.8% for the six months ended June 30, 2002. The decrease in the gross profit margin is attributable to changes in product mix.

          Depreciation and Amortization.    Depreciation expense on rental equipment is recorded in rental costs of revenues. Depreciation and amortization expense on property and equipment is recorded in SG&A expenses. Total depreciation and amortization expense increased $11.2 million to $29.7 million for the six months ended June 30, 2003 from $18.5 million for the six months ended June 30, 2002. Included in the depreciation and amortization expense is $12.4 million related to the ICM acquisition.

          Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $17.5 million to $50.4 million, or 24.5% of total revenues for the six months ended June 30, 2003 from $32.9 million, or 23.1% of total revenues for the six months ended June 30, 2002. Included in SG&A expense is $21.7 million relating to the acquisition of ICM. The remaining $4.2 million decrease in SG&A expense year over year, excluding the effect of ICM, is primarily due to reductions in labor related costs.

          Loss from Litigation.    On May 2, 2003, an order and opinion was handed down by the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenberg in the complaint of Sunbelt Rentals Inc. v. Head and Engquist Equipment L.L.C., d/b/a H&E Hi Lift, et al. pursuant to which the plaintiff was awarded damages of $5.0 million, which amount was trebled pursuant to statute to total $15.0 million, plus plaintiff's attorneys' fees. The Company has recorded a $17.0 million loss for estimated damages, plaintiff's attorneys' fees and other costs. The Company intends to appeal and vigorously contest this judgment. The Company will continue to monitor the progress of the case and modify the estimated loss, if necessary. See Liquidity and Capital Resources and Part II Item 1. Legal Proceedings, for further information.

          Income (Loss) from Operations.    Based primarily on the foregoing, income (loss) from operations decreased to a $16.2 million loss for the six months ended June 30, 2003 from income of $4.8 million for the six months ended June 30, 2002. The $21.0 million decrease was net of $1.7 million loss from operations relating to ICM's income from operations for the six months ended June 30, 2003.

          Other Income (Expense).    Other expense increased by $11.2 million to $19.6 million for the six months ended June 30, 2003 from $8.4 million for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 increased $11.2 million quarter over quarter as a result of the refinancing of the Company's total debt and the acquisition of ICM. Other income was comparable quarter over quarter. The annual interest rates on the senior secured credit facility averaged 5.2% for the six months ended June 30, 2003 compared to 5.1% for the six months ended June 30, 2002.

          Income Tax Benefit.    H&E Equipment Services is a limited liability company that has elected to be treated as a C corporation for income tax purposes. Income tax benefit decreased by $1.3 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The Company has recorded a tax valuation allowance for its entire net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred income tax assets. Accordingly, no income tax benefit was recorded in the six months ended June 30, 2003.

Liquidity and Capital Resources

        Cash flows from operating activities.    For the six months ended June 30, 2003 cash provided by operating activities was $0.9 million. The significant components of operating activities that provided cash were total property and equipment and rental fleet depreciation expense of $29.7 million and the $17.0 million accrued loss from litigation. Significant components of operating activities that used cash consisted of a $35.8 million net loss, a net gain on sale of both rental and non-rental equipment of $5.8 million, an increase in accounts receivable of $0.3 million, an increase in inventories of $2.4 million, and a decrease in accounts payable and accrued expenses of $1.5 million.

        Cash flows from investing activities.    For the six months ended June 30, 2003 cash provided by investing activities was $5.1 million. This is a result of purchasing $22.8 million in rental and non-rental equipment. The proceeds from the sale of rental and non-rental equipment was $27.9 million.

        Cash flows from financing activities.    For the six months ended June 30, 2003 cash used in financing activities was $6.6 million. The net payments under the senior secured credit facility were $3.0 million. Payments on capital leases and other notes totaled $2.7 million and $0.9 million was paid in additional deferred financing costs.

        As of July 31, 2003, the balance outstanding on the senior secured credit facility was $73.3 million with $71.6 million available in additional borrowings (based on the borrowing base assets) net of $5.1 million in standby letters of credit. Also, at July 31, 2003, the total balance payable on capital lease obligations and notes payable were $7.8 million and $1.2 million, respectively.

        As a result of the Company recording the $17.0 million estimated loss from litigation, on May 14, 2003, the Company's senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

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

        On May 14, 2003, the Company paid a loan amendment fee of $0.4 million that is being amortized over the remaining term of the loan. Consequently, the Company is not and does not expect to be in default under the senior secured credit facility as a result of the estimated loss from litigation.

        The Company's management intends to appeal and vigorously contest the judgement related to the litigation described in Note 3 of the notes to condensed consolidated financial statements. During the appeals process, management anticipates posting a standby letter of credit for the amount of the final judgement.

        Off-Balance Sheet Arrangements.    At June 30, 2003 and at December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual and Commercial Commitments Summary

        The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments Due by Year
	Total	2003(1)	2004-2005	2006-2007	Threafter
	(In thousands)
Long-term debt (including subordinated notes payable)	$254,217	$163	$593	$364	$253,097
Interest payments on senior secured notes	211,251	11,125	44,500	44,500	111,126
Interest payments on senior subordinated notes	69,525	3,312	13,250	13,250	39,713
Revolving credit facility	73,701	—	—	—	73,701
Capital lease obligations (including interest)	8,807	6,164	2,643	—	—
Operating leases (2)	84,805	14,960	40,356	22,565	6,924
Other long-term obligations (3)	58,103	8,462	27,672	21,669	300

Total contractual cash obligations	$760,409	$44,186	$129,014	$102,348	$484,861

(1)
This includes payments due during the six months ending December 31, 2003.

(2)
This includes total operating lease payments having initial or remaining non-cancelable lease terms longer than one year.

(3)
This includes: (i) BRS annual management fees through 2006 (based upon the lesser of 1.75% of estimated EBITDA excluding operating lease expense or $2.0 million per year) for $4.7 million; (ii) Thomas R. Engquist management fees (6 years) for $1.7 million; (iii) payments for secured floor plan financing for $51.7 million.

        Additionally, we have standby letters of credit totaling $5.1 million that expire in September 2003 and January 2004.

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

Forward-Looking Statements

        Certain of the statements contained in this Report are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "seek," "on- track," "plan," "intend," or "anticipate" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in our Form 10-K for the year ended December 31, 2002. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company's earnings are effected by changes in interest rates due to the fact that interest on the revolving line of credit is calculated based upon LIBOR plus 300 basis points. The Company is also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility. At June 30, 2003, and as a result of the refinancing the Company had variable rate debt representing 22.8% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at June 30, 2003, a one percent increase in market rates would increase our annual interest expense approximately $1.3 million. The Company does not have significant exposure to the changing interest rates on its fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 77.2% of total debt.

Item 4. Controls and Procedures

        (a)    The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d). Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        (b)    There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        As of June 30, 2003, except for the legal proceeding referred to below, we were not subject to any legal proceedings that management believes could have a material adverse effect on our business or financial condition.

        In July 2000, a complaint was filed by a competitor of the Company in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg under the caption Sunbelt Rentals, Inc. v. Head & Engquist Equipment, d/b/a H&E Hi-Lift, et al. On May 2, 2003, the court handed down an order and opinion in favor of the plaintiff. The Company recorded a $17.0 million loss for estimated damages, plaintiff's attorney's fees and other costs during the quarter ended March 31, 2003.

        The final judgment has not yet been entered in this matter. The Company's management intends to appeal and vigorously contest this judgment. During the appeals process, management anticipates posting a standby letter of credit for the amount of the final judgment. Even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, management believes that the resulting judgment could have a material adverse effect on the Company's business or financial condition.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other information.

        None.

Item 6. Exhibits and reports on Form 8-K.

  a)
  Exhibits
          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  b)
  Reports on Form 8-K
  1. Form 8-K filed on May 15, 2003

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES L.L.C.
Dated: August 14, 2003	By:	/s/ JOHN M. ENGQUIST John M. Engquist Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2003	By:	/s/ LINDSAY C. JONES Lindsay C. Jones Chief Financial Officer (Principal Financial Officer)

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
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET (In thousands)
CONDENSED CONSOLIDATING BALANCE SHEET (In thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In thousands)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other information.
  Item 6. Exhibits and reports on Form 8-K.