Form 10-Q
period 2003-09-30
H&E EQUIPMENT SERVICES LLC
filed 2003-11-14
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

H&E EQUIPMENT SERVICES L.L.C.

TABLE OF CONTENTS

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash	$2,477	$3,398
Receivables, net of allowance for doubtful accounts of $3,169 and $3,609, respectively	67,766	65,145
Inventories, net	42,247	47,992
Prepaid expenses and other assets	4,058	1,945
Rental equipment, net of accumulated depreciation of $107,081 and $87,064, respectively	276,810	314,892
Property and equipment, net of accumulated depreciation of $13,363 and $13,338, respectively	16,072	19,156
Deferred financing costs, net of accumulated amortization of $2,286 and $854, respectively	11,465	12,612
Goodwill, net	3,204	3,204

Total assets	$424,099	$468,344

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Senior secured credit facility	$57,624	$76,724
Accounts payable	83,105	91,213
Accrued expenses and other liabilities	24,164	12,329
Accrued loss from litigation	17,434	—
Related party obligation	1,275	—
Notes payable	1,128	1,402
Senior secured notes, net of discount	198,637	198,570
Senior subordinated notes, net of discount	42,901	42,602
Capital lease obligations	6,809	10,841
Deferred compensation	10,813	10,233

Total liabilities	443,890	443,914

Member's equity (deficit)	(19,791)	24,430

Total liabilities and member's equity (deficit)	$424,099	$468,344

See notes to condensed consolidated financial statements

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Revenues:
Equipment rentals	$40,395	$44,045	$115,251	$93,927
New equipment sales	17,723	15,687	58,553	48,144
Used equipment sales	14,914	15,471	51,981	37,637
Parts sales	13,562	13,503	40,001	33,815
Service revenue	8,214	9,015	25,392	20,262
Other	5,289	4,511	14,997	10,909

Total revenues	100,097	102,232	306,175	244,694

Cost of revenues:
Rental depreciation	13,707	14,474	41,460	31,882
Rental expense	12,455	11,810	37,177	24,349
New equipment sales	16,359	13,902	53,308	43,296
Used equipment sales	12,037	12,451	42,044	31,337
Parts sales	9,796	9,902	28,916	25,061
Service revenue	3,200	3,317	10,070	8,006
Other	4,854	5,296	14,366	12,090

Total cost of revenues	72,408	71,152	227,341	176,021

Gross profit	27,689	31,080	78,834	68,673
Selling, general and administrative expenses	24,767	25,727	75,176	58,584
Loss from litigation	434	—	17,434	—
Related party expense	1,275	—	1,275	—
Gain on sale of assets	45	6	82	35

Income (loss) from operations	1,258	5,359	(14,969)	10,124

Other income (expense):
Interest expense	(9,762)	(10,352)	(29,441)	(18,846)
Other, net	93	69	189	162

Total other expense, net	(9,669)	(10,283)	(29,252)	(18,684)

Loss before income taxes	(8,411)	(4,924)	(44,221)	(8,560)
Income tax benefit	—	—	—	1,271

Net loss	$(8,411)	$(4,924)	$(44,221)	$(7,289)

See notes to condensed consolidated financial statements

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash Flows from operating activities:
Net loss	$(44,221)	$(7,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	2,871	2,014
Depreciation on rental equipment	41,460	31,882
Amortization of loan discounts and deferred financing costs	1,797	615
Provision for losses on accounts receivable	699	527
Gain on sale of property and equipment	(82)	(35)
Gain on sale of rental equipment	(8,310)	(4,110)
Deferred income taxes	—	(1,306)
Changes in operating assets and liabilities, net of business combination:
Receivables, net	(3,320)	(4,496)
Inventories, net	(1,795)	(18,507)
Prepaid expenses and other assets	(2,113)	1
Accounts payable	(8,108)	2,808
Accrued expenses and other liabilities	13,110	10,813
Accrued loss from litigation	17,434	—
Deferred compensation	580	257

Net cash provided by operating activities	10,002	13,174

Cash flows from investing activities:
Purchases of property and equipment	(2,321)	(2,734)
Purchases of rental equipment	(23,989)	(36,746)
Proceeds from sale of property and equipment	2,616	115
Proceeds from sale of rental equipment	37,031	23,835
Cash acquired in ICM business combination	—	3,643

Net cash provided by (used in) investing activities	13,337	(11,887)

Cash flows from financing activities:
Borrowings on senior secured credit facility	286,371	82,985
Payments on senior secured credit facility	(305,471)	(304,415)
Net proceeds from issuance of senior secured notes	—	198,526
Net proceeds from issuance of senior subordinated notes	—	50,009
Payment of amount due to member	—	(13,347)
Payment of deferred financing costs	(854)	(14,102)
Principal payments on notes payable	(274)	(1,916)
Payments on capital lease obligations	(4,032)	(3,328)

Net cash used financing activities	(24,260)	(5,588)

Net decrease in cash	(921)	(4,301)
Cash, beginning of period	3,398	4,322

Cash, end of period	$2,477	$21

See notes to condensed consolidated financial statements

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Supplemental schedule of noncash investing and financing activities:
Assets transferred from new and used inventory to rental fleet	$7,540	$11,597
Rental equipment financed under capital lease obligations	—	4,182
Members' equity issued with the subordinated notes	—	7,600
Related party obligation	1,275	—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,565	$14,366
Income taxes	—	106

        As of September 30, 2003 and December 31, 2002, the Company had $53.2 and $55.1 million, respectively, in flooring plan payables outstanding, which were used to finance purchases of inventory and rental equipment.

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Basis of Presentation

        H&E Equipment Services L.L.C. ("H&E Equipment Services" or "the Company") is a wholly-owned subsidiary of H&E Holdings L.L.C. ("H&E Holdings"). H&E Holdings is principally a holding company conducting all of its operations through H&E Equipment Services (see Note 2). The condensed consolidated financial statements include the results of operations of H&E Equipment Services and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc. and Great Northern Equipment, Inc., collectively referred to herein as the "Company".

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

        The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States of America, and, accordingly, certain disclosures have been omitted. Results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company suggests the information included in this report be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2002.

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

Adoption of Recently Issued Accounting Standards

        In November 2002, the Financial Accounting Standards Boards Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations and financial position.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities. The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations and financial position.

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

        The consolidated results of operations data shown below is presented on an unaudited pro forma combined basis and represents the results of H&E Equipment Services had the business combination occurred at the beginning of the period presented for the nine months ended September 30, 2002 (in thousands):

Nine Months Ended September 30, 2002
Revenues	$325,000
Net loss	$(17,500)

        The unaudited pro forma combined consolidated financial information is presented for informational purposes only and is based upon certain assumptions and estimates, which are subject to change. The results are not necessarily indicative of the operating results that would have occurred had the transaction been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

3.    Litigation

        In July 2000, a complaint was filed by a competitor of the Company in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the "Court"). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, the Company recorded a $17.0 million loss for estimated damages, plaintiff's attorney's fees and other costs in the first quarter of 2003.

        On August 13, 2003, the Court entered the final judgment in the amount of $17.4 million consisting of damages, plaintiff's attorneys fees and accrued statutory interest. Accordingly, the Company recorded an additional $0.4 million loss from litigation during the third quarter of 2003. On September 11, 2003, the Company filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, the Company issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the next sixteen months while the judgment is being appealed. If at the end of sixteen months, the appeal is still pending, the Company will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). Going forward, the Company will expense any statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, the Company pays the lenders a 300 basis point fee on the amount available for issuance.

        While management is appealing and vigorously contesting this judgment, management believes even if there is a reduction in the amount of damages awarded to the plaintiff on appeal that the judgment could have a material adverse effect on the Company's business or financial condition.

        As a result of the Company recording the estimated loss from litigation, on May 14, 2003, the Company's senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

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

  3.
  Increase a maximum amount of letters of credit allowed under the senior credit facility to $30.0 million from $10.0 million.

  4.
  Institute a pricing grid such that if excess availability (defined as the total borrowing base assets less total outstanding borrowings):

  a.
  falls below $90.0 million, the interest rate and letter of credit fee increase by 25 basis points.

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

4.    Related Party

        On June 29, 1999, the Company entered into a $3.0 million consulting and non-competition agreement with Mr. Thomas Engquist, a related party. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide consulting services to the Company and was to comply with the non-competition provision set forth in the Recapitalization Agreement among the Company and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs.

        As a result of Mr. Engquist's passing away during the third quarter of 2003, no future consulting services or benefits will be provided to the Company. As a result, the Company recorded a $1.3 million expense and accrued liability for the present value of the remaining future payments.

5.    Segment Information

        The Company has identified five reportable segments; equipment rentals, new equipment sales, used equipment sales, parts and service revenues. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. Selling, general, and administrative expenses and all other income and expense items below gross profit are generally not allocated to reportable segments. The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents unaudited information about the Company's reportable segments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Equipment rentals	$40,395	$44,045	$115,251	$93,927
New equipment sales	17,723	15,687	58,553	48,144
Used equipment sales	14,914	15,471	51,981	37,637
Parts sales	13,562	13,503	40,001	33,815
Service revenue	8,214	9,015	25,392	20,262

Total segmented revenues	94,808	97,721	291,178	233,785
Non-segmented revenues	5,289	4,511	14,997	10,909

Total revenues	$100,097	$102,232	$306,175	$244,694

Gross Profit:
Equipment rentals	$14,233	$17,761	$36,614	$37,696
New equipment sales	1,364	1,785	5,245	4,848
Used equipment sales	2,877	3,020	9,937	6,300
Parts sales	3,766	3,601	11,085	8,754
Service revenue	5,014	5,698	15,322	12,256

Total gross profit from revenues	27,254	31,865	78,203	69,854
Non-segmented gross profit (loss)	435	(785)	631	(1,181)

Total gross profit	$27,689	$31,080	$78,834	$68,673

	As of September 30,	As of December 31,
	2003	2002
Segment identified assets:
Equipment sales	$26,120	$31,283
Equipment rentals	276,810	314,892
Parts and service	16,127	16,709

Total segment identified assets	319,057	362,884
Non-segment identified assets	105,042	105,460

Total assets	$424,099	$468,344

        The Company operates only in U.S. markets and had no significant international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's sales on an overall or segment basis for any of the periods presented.

6.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

        All of the indebtedness of H&E Equipment Services is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc. The guarantor subsidiaries are all wholly-

owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services' ability to obtain funds from the guarantor subsidiaries by dividend or loan.

        The condensed consolidating financial information of H&E Equipment Services and its subsidiaries are included below:

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	September 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Cash	$2,469	$8	$—	$2,477
Receivables, net	66,990	776	—	67,766
Inventories, net	42,094	153	—	42,247
Prepaid expenses and other assets	4,058	—	—	4,058
Rental equipment, net	265,957	10,853	—	276,810
Property and equipment, net	15,771	301	—	16,072
Deferred financing costs, net	11,465	—	—	11,465
Investment in guarantor subsidiaries	4,543	—	(4,543)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$416,551	$12,091	$(4,543)	$424,099

LIABILITIES, AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Senior secured credit facility	$53,184	$4,440	$—	$57,624
Accounts payable	79,738	3,367	—	83,105
Accrued expenses and other liabilities	24,017	147	—	24,164
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,275	—	—	1,275
Inter-company balance	406	(406)	—	—
Notes payable	1,128	—	—	1,128
Senior secured notes, net of discount	198,637	—	—	198,637
Senior subordinated notes, net of discount	42,901	—	—	42,901
Capital lease obligations	6,809	—	—	6,809
Deferred compensation	10,813	—	—	10,813

Total liabilities	436,342	7,548	—	443,890
Member's equity (deficit)	(19,791)	4,543	(4,543)	(19,791)

Total liabilities and member's equity (deficit)	$416,551	$12,091	$(4,543)	$424,099

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2002
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Cash	$3,331	$67	$—	$3,398
Receivables, net	64,742	403	—	65,145
Inventories, net	46,535	1,457	—	47,992
Prepaid expenses and other assets	1,941	4	—	1,945
Rental equipment, net	309,006	5,886	—	314,892
Property and equipment, net	19,031	125	—	19,156
Deferred financing costs, net	12,612	—	—	12,612
Investment in guarantor subsidiaries	4,841	—	(4,841)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$465,243	$7,942	$(4,841)	$468,344

LIABILITIES AND MEMBER'S EQUITY
Liabilities:
Senior secured credit facility	$76,724	$—	$—	$76,724
Accounts payable	91,125	88	—	91,213
Accrued expenses and other liabilities	12,309	20	—	12,329
Inter-company balance	(2,993)	2,993	—	—
Notes payable	1,402	—	—	1,402
Senior secured notes, net of discount	198,570	—	—	198,570
Senior subordinated notes, net of discount	42,602	—	—	42,602
Capital lease obligations	10,841	—	—	10,841
Deferred compensation	10,233	—	—	10,233

Total liabilities	440,813	3,101	—	443,914
Member's equity	24,430	4,841	(4,841)	24,430

Total liabilities and member's equity	$465,243	$7,942	$(4,841)	$468,344

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$38,945	$1,450	$—	$40,395
New equipment sales	17,274	449	—	17,723
Used equipment sales	14,014	900	—	14,914
Parts sales	13,204	358	—	13,562
Service revenue	8,011	203	—	8,214
Other	5,120	169	—	5,289

Total revenues	96,568	3,529	—	100,097

Cost of Revenues:
Rental depreciation	13,264	443	—	13,707
Rental expense	12,223	232	—	12,455
New equipment sales	15,922	437	—	16,359
Used equipment sales	11,421	616	—	12,037
Parts sales	9,547	249	—	9,796
Service revenue	3,105	95	—	3,200
Other	4,624	230	—	4,854

Total cost of revenues	70,106	2,302	—	72,408

Gross profit	26,462	1,227	—	27,689
Selling, general and administrative expenses	23,804	963	—	24,767
Loss from litigation	434	—		434
Related party expense	1,275	—	—	1,275
Gain on sale of assets	34	11	—	45
Equity in earnings of guarantor subsidiaries	58	—	(58)	—

Income from operations	1,041	275	(58)	1,258

Other income (expense):
Interest expense	(9,547)	(215)	—	(9,762)
Other, net	95	(2)	—	93

Total other expense, net	(9,452)	(217)	—	(9,669)

Income (loss) before income taxes	(8,411)	58	(58)	(8,411)
Income tax provision	—	—	—	—

Net income (loss)	$(8,411)	$58	$(58)	$(8,411)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$42,544	$1,501	$—	$44,045
New equipment sales	15,318	369	—	15,687
Used equipment sales	14,601	870	—	15,471
Parts sales	13,201	302	—	13,503
Service revenue	8,834	181	—	9,015
Other	4,511	—	—	4,511

Total revenues	99,009	3,223	—	102,232

Cost of Revenues:
Rental depreciation	14,045	429	—	14,474
Rental expense	11,522	288	—	11,810
New equipment sales	13,598	304	—	13,902
Used equipment sales	11,794	657	—	12,451
Parts sales	9,678	224	—	9,902
Service revenue	3,265	52	—	3,317
Other	5,296	—	—	5,296

Total cost of revenues	69,198	1,954	—	71,152

Gross profit	29,811	1,269	—	31,080
Selling, general and administrative expenses	25,180	547	—	25,727
Gain on sale of assets	6	—	—	6
Equity in earnings of guarantor subsidiaries	730	—	(730)	—

Income from operations	5,367	722	(730)	5,359

Other income (expense):
Interest expense	(10,352)	—	—	(10,352)
Other, net	61	8	—	69

Total other expense, net	(10,291)	8	—	(10,283)

Income (loss) before income taxes	(4,924)	730	(730)	(4,924)
Income tax provision	—	—	—	—

Net income (loss)	$(4,924)	$730	$(730)	$(4,924)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$111,787	$3,464	$—	$115,251
New equipment sales	57,072	1,481	—	58,553
Used equipment sales	49,286	2,695	—	51,981
Parts sales	39,035	966	—	40,001
Service revenue	24,743	649	—	25,392
Other	14,601	396	—	14,997

Total revenues	296,524	9,651	—	306,175

Cost of Revenues:
Rental depreciation	40,139	1,321	—	41,460
Rental expense	36,505	672	—	37,177
New equipment sales	51,983	1,325	—	53,308
Used equipment sales	40,076	1,968	—	42,044
Parts sales	28,255	661	—	28,916
Service revenue	9,841	229	—	10,070
Other	13,874	492	—	14,366

Total cost of revenues	220,673	6,668	—	227,341

Gross profit	75,851	2,983	—	78,834
Selling, general and administrative expenses	72,493	2,683	—	75,176
Loss from litigation	17,434	—	—	17,434
Related party expense	1,275	—	—	1,275
Gain on sale of assets	49	33	—	82
Deficit in earnings of guarantor subsidiaries	(298)	—	298	—

Income (loss) from operations	(15,600)	333	298	(14,969)

Other income (expense):
Interest expense	(28,806)	(635)	—	(29,441)
Other, net	185	4	—	189

Total other expense, net	(28,621)	(631)	—	(29,252)

Loss before income taxes	(44,221)	(298)	298	(44,221)
Income tax provision	—	—	—	—

Net loss	$(44,221)	$(298)	$298	$(44,221)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$92,260	$1,667	$—	$93,927
New equipment sales	47,720	424	—	48,144
Used equiment sales	36,548	1,089	—	37,637
Parts sales	33,470	345	—	33,815
Service revenue	20,051	211	—	20,262
Other	10,909	—	—	10,909

Total revenues	240,958	3,736	—	244,694

Cost of Revenues:
Rental depreciation	31,453	429	—	31,882
Rental expense	23,960	389	—	24,349
New equipment sales	42,956	340	—	43,296
Used equipment sales	30,500	837	—	31,337
Parts sales	24,808	253	—	25,061
Service revenue	7,945	61	—	8,006
Other	12,090	—	—	12,090

Total cost of revenues	173,712	2,309	—	176,021

Gross profit	67,246	1,427	—	68,673
Selling, general and administrative expenses	57,963	621	—	58,584
Gain on sale of assets	35	—	—	35
Equity in earnings of guarantor subsidiaries	793	—	(793)	—

Income from operations	10,111	806	(793)	10,124

Other income (expense):
Interest expense	(18,844)	(2)	—	(18,846)
Other, net	152	10	—	162

Total other income (expense), net	(18,692)	8	—	(18,684)

Income (loss) before income taxes	(8,581)	814	(793)	(8,560)
Income tax benefit (provision)	1,292	(21)	—	1,271

Net income (loss)	$(7,289)	$793	$(793)	$(7,289)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$(44,221)	$(298)	$298	$(44,221)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	2,813	58	—	2,871
Depreciation on rental equipment	40,139	1,321	—	41,460
Amortization of loan discounts and deferred financing costs	1,797	—	—	1,797
Provision for losses on accounts receivable	652	47	—	699
Gain on sale of property and equipment	(49)	(33)	—	(82)
Gain on sale of rental equipment	(7,646)	(664)	—	(8,310)
Deficit in earnings of guarantor subsidiaries	298	—	(298)	—
Changes in operating assets and liabilities:
Receivables, net	(2,900)	(420)	—	(3,320)
Inventories, net	(3,099)	1,304	—	(1,795)
Prepaid expenses and other assets	(2,117)	4	—	(2,113)
Accounts payable	(11,387)	3,279	—	(8,108)
Accrued expenses and other liabilities	16,382	(3,272)	—	13,110
Accrued loss from litigation	17,434	—	—	17,434
Deferred compensation	580	—	—	580

Net cash provided by operating activities	8,676	1,326	—	10,002

Cash flows from investing activities:
Purchases of property and equipment	(2,087)	(234)	—	(2,321)
Purchases of rental equipment	(16,004)	(7,985)	—	(23,989)
Proceeds from sale of property and equipment	2,583	33	—	2,616
Proceeds from sale of rental equipment	34,670	2,361	—	37,031

Net cash provided by (used in) investing activities:	19,162	(5,825)	—	13,337

Cash flows from financing activities:
Borrowings on senior secured credit facility	281,931	4,440	—	286,371
Payments on senior secured credit facility	(305,471)	—	—	(305,471)
Payment of deferred financing costs	(854)	—	—	(854)
Principal payments on notes payable	(274)	—	—	(274)
Payments on capital lease obligations	(4,032)	—	—	(4,032)

Net cash (used in) provided by financing activities	(28,700)	4,440	—	(24,260)

Net decrease in cash	(862)	(59)	—	(921)
Cash, beginning of period	3,331	67	—	3,398

Cash, end of period	$2,469	$8	$—	$2,477

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,289)	$793	$(793)	$(7,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	1,998	16	—	2,014
Depreciation on rental equipment	31,453	429	—	31,882
Amortization of loan discounts and deferred financing costs	615	—	—	615
Provision for losses on accounts receivables	527	—	—	527
Gain on sale of property and equipment	(35)	—	—	(35)
Gain on sale of rental equipment	(3,930)	(180)	—	(4,110)
Equity in earnings of guarantor subsidiaries	(793)	—	793	—
Deferred taxes	(1,306)	—	—	(1,306)
Changes in operating assets and liabilities, net of business combination:
Receivables, net	(1,083)	(3,413)	—	(4,496)
Inventories, net	(12,244)	(6,263)	—	(18,507)
Prepaid expenses and other assets	(54)	55	—	1
Accounts payable	3,269	(461)	—	2,808
Accrued expenses and other liabilities	863	9,950	—	10,813
Deferred compensation	257	—	—	257

Net cash provided by investing activities:	12,248	926	—	13,174

Cash flows from investing activities:
Purchases of property and equipment	(2,722)	(12)	—	(2,734)
Purchases of rental equipment	(36,746)	—	—	(36,746)
Proceeds from sale of property and equipment	115	—	—	115
Proceeds from sale of rental equipment	23,031	804	—	23,835
Cash acquired in ICM business combination	3,643	—	—	3,643

Net cash (used in) provided by investing activities:	(12,679)	792	—	(11,887)

Cash flows from financing activities:
Borrowings on senior secured credit facility	82,985	—	—	82,985
Payments on senior secured credit facility	(301,298)	(3,117)	—	(304,415)
Net proceeds from issuance of senior secured notes	198,526	—	—	198,526
Net proceeds from issuance of senior subordinated notes	50,009	—	—	50,009
Payment of amount due to member	(13,347)	—	—	(13,347)
Payment of deferred financing costs	(14,102)	—	—	(14,102)
Principal payments on notes payable	(1,916)	—	—	(1,916)
Payments on capital lease obligations	(3,328)	—	—	(3,328)

Net cash used in financing activities	(2,471)	(3,117)	—	(5,588)

Net decrease in cash	(2,902)	(1,399)	—	(4,301)
Cash, beginning of period	3,630	692	—	4,322

Cash, end of period	$728	$(707)	$—	$21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews the Company's operations for the three and nine months ended September 30, 2003 and 2002 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes included herein. The following discussion and analysis should also be read in conjunction with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2002.

General

        The Company derives its revenues primarily from the following sources: (i) rental of equipment; (ii) new equipment sales and distribution; (iii) used equipment sales and distribution; and (iv) parts and service. Equipment rentals, along with new and used equipment sales, include products such as hi-lift equipment, cranes, earthmoving equipment and industrial lift trucks. Used equipment sales are primarily derived from our rental fleet. Our integrated approach leads to revenue for each source being partially driven by our activities from the other sources. Our revenues are dependent on several factors, including the demand for rental equipment, rental fleet availability, rental rates, the demand for new and used equipment, the level of industrial and construction activity and general economic conditions.

        Costs of revenues include cost of equipment sold, depreciation, maintenance, property taxes, equipment lease expense, and other costs of rental equipment and cost of parts and service. Cost of equipment sold consists of (i) the net book value of rental equipment at the time of sales for used equipment and (ii) the cost of new equipment sales. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment and is generally calculated over the assets estimated useful lives after giving effect to an estimated salvage value of 0% to 25% of cost. Maintenance of rental equipment represents the costs of servicing and maintaining rental equipment on an ongoing basis. Cost of parts and service represents costs attributable to the sale of parts directly to customers and service provided for the maintenance and repair of customer-owned equipment.

        Selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, professional fees, property and other taxes, administrative overhead, and depreciation associated with property and equipment (other than rental equipment).

Accounting for Acquisitions

        The Company completed the acquisition of ICM on June 17, 2002 (see Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein for further information) and accounted for this acquisition using the purchase method of accounting. Accordingly, ICM's results of operations are included in the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2002 from the date of acquisition (June 17, 2002) and thereafter.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

        Total revenues for the three months ended September 30, 2003 decreased 2.1% or $2.1 million to $100.1 million, from $102.2 million for the three months ended September 30, 2002. The revenues during these periods were attributable to the following sources:

        Equipment Rentals Revenue.    Total equipment rentals revenue decreased $3.6 million, or 8.2%, to $40.4 million for the three months ended September 30, 2003 from $44.0 million for the three months ended September 30, 2002. The overall decrease was a result of a $1.6 million decrease in crane rental revenue, a $0.7 million decrease in hi-lift equipment rental revenue, a $0.2 million decrease in lift truck equipment rental revenue and a $1.8 million decrease in small equipment rental revenue. Revenues from rentals of earthmoving equipment increased $0.7 million. The overall net decline in revenue was due primarily to lower time utilization in the crane and hi-lift segments.

        Equipment Sales Revenues.    New equipment sales increased $2.0 million, or 12.7% to $17.7 million for the three months ended September 30, 2003 from $15.7 million for the three months ended September 30, 2002. The increase in new equipment sales, this year compared to last, was attributable to a $2.4 million increase in new earthmoving equipment sales, a $0.9 million increase in new crane sales and a $0.9 million increase in new lift truck sales. Sales of new hi-lift equipment decreased $1.1 million and sales of other new equipment decreased $1.1 million. Sales of new equipment fluctuates based upon customer demand.

        Used equipment sales decreased $0.6 million, or 3.9% to $14.9 million for the three months ended September 30, 2003 from $15.5 million for the three months ended September 30, 2002. The decrease was attributable to a $3.1 million decrease in used crane sales, a $0.6 million decrease in used hi-lift equipment sales, offset by a $2.7 million and $0.4 million increase in sales of used earthmoving equipment and other small equipment, respectively.

        Parts and Service Revenues.    Parts sales and service revenues decreased $0.7 million, or 3.1% to $21.8 million for the three months ended September 30, 2003 from $22.5 million for the three months ended September 30, 2002. The net decrease was attributable to a $0.8 million decrease in service revenues and a $0.1 million increase in parts sales. Parts sales and service revenues continue to be negatively impacted by customers continuing to defer or cancel major repairs to their equipment.

        Other Revenue.    Other revenue consisted primarily of billings to customers for equipment support activities including transportation, hauling, parts freight, and damage waiver charges. Other revenue for the three months ended September 30, 2003 increased $0.8 million, or 17.8%, to $5.3 million from $4.5 million for the three months ended September 30, 2002.

        Total Gross Profit.    Total gross profit for the three months ended September 30, 2003 was $27.7 million compared to total gross profit of $31.1 million for the three months ended September 30, 2002, a decrease of $3.4 million or 10.9%. Gross profit contribution by segment as a percentage of total gross profit was 51.4% for equipment rentals, 4.9% for new equipment sales, 10.4% for used equipment sales and 31.7% for parts sales and service revenue and 1.6% for other revenues.

        Equipment Rentals Gross Profit.    Equipment rentals gross profit decreased $3.6 million, or 20.2%, to $14.2 million for the three months ended September 30, 2003 from $17.8 million for the three months ended September 30, 2002. The decrease in equipment rentals gross profit was primarily a result of lower equipment rental revenue volume. For the three months ended September 30, 2003 equipment rentals cost of sales remained consistent compared to the same time period last year.

        Equipment Sales Gross Profit.    New equipment sales gross profit decreased $0.5 million, or 27.8%, to $1.3 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. The gross profit margin on new equipment sales decreased to 7.3% for the three months ended September 30, 2003 from 11.5% for the three months ended September 30, 2002.

        Gross profit from used equipment sales decreased $0.1 million or 3.3% to $2.9 million for the three months ended September 30, 2003 from $3.0 million for the three months ended September 30, 2002. The decrease was primarily due to a $0.6 million decrease in used crane gross profit offset by a $0.4 million increase in used earthmoving equipment gross profit and a $0.1 million increase in used lift truck and other used equipment gross profit. The gross profit margin on used equipment sales for the three months ended September 30, 2003 remained consistent with the three months ended September 30, 2002.

        Both the gross profit and gross profit margin for new and used equipment sales were impacted by the mix of equipment sold and the revenue volume.

        Parts Sales and Service Revenues Gross Profit.    Gross profit from parts sales and service revenues decreased $0.5 million or 5.4% to $8.8 million for the three months ended September 30, 2003 from $9.3 million for the three months ended September 30, 2002. The gross profit margin for the three months ended September 30, 2003 decreased 0.9% to 40.4% compared to 41.3% for the three months ended September 30, 2002. The decrease in both gross profit and gross profit margin relates primarily to lower service revenues as previously discussed.

        Depreciation and Amortization.    Depreciation expense on rental equipment is recorded in rental cost of revenues. Depreciation and amortization expense on property and equipment is recorded in selling, general and administrative expenses. Total depreciation and amortization expense decreased $0.8 million to $14.6 million for the three months ended September 30, 2003 from $15.4 million for the three months ended September 30, 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses decreased $0.9 million or 3.5% to $24.8 million or 24.8% of total revenues for the three months ended September 30, 2003 from $25.7 million or 25.1% of total revenues for the three months ended September 30, 2002. The decrease in SG&A expenses, this year compared to last year was primarily a result of work force reductions made earlier this year and additional cost controlling initiatives implemented by the Company.

        Loss from Litigation.    In July 2000, a complaint was filed by a competitor of the Company in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the "Court"). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, the Company recorded a $17.0 million loss for estimated damages, plaintiff's attorney's fees and other costs in the first quarter of 2003.

        On August 13, 2003, the Court entered the final judgment in the amount of $17.4 million consisting of damages, plaintiff's attorney's fees and accrued statutory interest. Accordingly, the Company recorded an additional $0.4 million loss from litigation during the third quarter of 2003. On September 11, 2003, the Company filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, the Company issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the next sixteen months while the judgment is being appealed. If at the end of sixteen months, the appeal is still pending, the Company will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). Going forward, the Company will expense any statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, the Company pays the lenders a 300 basis point fee on the amount available for issuance.

        While management is appealing and vigorously contesting this judgment, management believes even if there is a reduction in the amount of damages awarded to the plaintiff on appeal that the judgment could have a material adverse effect on the Company's business or financial condition.

        Related Party Expense.    On June 29, 1999, the Company entered into a $3.0 million consulting and non-competition agreement with Mr. Thomas Engquist, a related party. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide consulting services to the Company and was to comply with the non-competition provision set forth in the Recapitalization Agreement among the Company and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs.

        As a result of Mr. Engquist's passing away during the third quarter of 2003, no future consulting services or benefits will be provided to the Company. As a result, the Company recorded a $1.3 million expense and accrued liability for the present value of the remaining future payments.

        Income (Loss) from Operations.    Based on the foregoing, income (loss) from operations decreased to $1.3 million for the three months ended September 30, 2003 from $5.4 million for the three months ended September 30, 2002.

        Other Income (Expense).    Other expense decreased by $0.6 million to $9.7 million for the three months ended September 30, 2003 from $10.3 million for the three months ended September 30, 2002. Interest expense for the quarter ended September 30, 2003 decreased $0.6 million, this year compared to last year as a result of the reduction in the outstanding balance on the senior secured credit facility. Other income was comparable this year compared to last year. The annual interest rates on the senior secured credit facility averaged 5.2% for the three months ended September 30, 2003 compared to 6.4% for the three months ended September 30, 2002.

        Income Tax Benefit.    H&E Equipment Services is a limited liability company that has elected to be treated as a C corporation for income tax purposes. The Company has recorded a tax valuation allowance for its entire net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred income tax assets. Accordingly, no income tax benefit was recorded in the three months ended September 30, 2003.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002.

        Total revenues for the nine months ended September 30, 2003 increased 25.2% or $61.6 million to $306.2 million, from $244.6 million for the nine months ended September 30, 2002. The revenues during these periods were attributable to the following sources:

        Equipment Rentals Revenue.    Total equipment rentals revenue increased $21.3 million, or 22.7%, to $115.2 million for the nine months ended September 30, 2003 from $93.9 million for the nine months ended September 30, 2002. Included in the increase was $28.0 million of equipment rentals revenue generated by rental locations associated with the acquisition of ICM. The remaining decrease of $6.7 million was attributable primarily to a $3.7 million decrease in crane rental revenue, a $1.3 million decrease in hi-lift equipment rental revenue and a $4.4 million decrease in other small equipment revenue. Rental revenues for both earthmoving equipment and lift truck equipment increased $2.3 million and $0.4 million, respectively, for the nine months ended September 30, 2003 compared to the same time period last year. The decline was primarily due to lower time utilization in our crane segment and both lower time utilization and rental rates in our hi-lift segment. The Company continues to focus on four core segments and is de-emphasizing the other small equipment rentals.

        Equipment Sales Revenues.    New equipment sales increased $10.5 million, or 21.8% to $58.6 million for the nine months ended September 30, 2003 from $48.1 million for the nine months ended September 30, 2002. Total new equipment sales attributable to the acquisition of ICM were $9.1 million. The remaining $1.4 million increase this year compared to last year was attributable primarily to an increase of $4.4 million in new earthmoving equipment sales, an increase of $1.4 million in new crane sales and a $0.9 million increase in new lift truck equipment sales. These increases were offset by a decrease in new hi-lift equipment sales of $3.9 million and a decrease in other new equipment sales of $1.4 million. Sales of new equipment fluctuates based upon customer demand.

        Used equipment sales increased $14.4 million, or 38.3% to $52.0 million for the nine months ended September 30, 2003 from $37.6 million for the nine months ended September 30, 2002. Total used equipment sales attributable to the acquisition of ICM were $10.3 million. The remaining $4.1 million increase was attributable primarily to a $6.7 million increase in used earthmoving equipment sales, a $0.2 increase in used lift truck equipment sales and a $0.6 increase in used other equipment sales. Sales of used cranes decreased $2.4 million and sales of used hi-lift equipment decreased $1.0 million.

        Parts and Service Revenues.    Parts sales and service revenues increased $11.3 million, or 20.9% to $65.4 million for the nine months ended September 30, 2003 from $54.1 million for the nine months ended September 30, 2002. Total parts sales and service revenues attributable to the acquisition of ICM were $14.3 million. The remaining $3.0 million decrease was attributable to a $1.5 million decrease in the parts sales and a $1.5 million decrease in service revenues. Earlier in the year and as a result of the slow economy, customers were deferring or canceling major repairs to their equipment fleets.

        Other Revenues.    Other revenues consisted primarily of billings to customers for equipment support activities including transportation, hauling, parts freight, and damage waiver charges. Other revenues for the nine months ended September 30, 2003 increased $4.1 million or 37.6% to $15.0 million from $10.9 million for the nine months ended September 30, 2002. The acquisition of ICM accounted for $4.3 million of the increase.

        Total Gross Profit.    Total gross profit for the nine months ended September 30, 2003 was $78.8 million compared to total gross profit of $68.6 million for the nine months ended September 30, 2002. Total gross profit attributable to the acquisition of ICM was $17.5 million. Gross profit contribution by segment as a percentage of total gross profit was 46.4% for equipment rentals, 6.7% for new equipment sales, 12.6% for used equipment sales, 33.5% for parts sales and service revenue, and 0.8% for other revenues.

        Equipment Rentals Gross Profit.    Equipment rentals gross profit decreased $1.1 million, or 2.9% to $36.6 million for the nine months ended September 30, 2003 from $37.7 million for the nine months ended September 30, 2002. Included in the decrease was $7.7 million of equipment rental gross profit generated by rental locations associated with the ICM acquisition. The remaining gross profit decreased $8.8 million, or 23.3% for the nine months ended September 30, 2003 to $20.8 million from $29.6 million for the same period last year. The decline was primarily a result of lower rental revenues and increased maintenance costs associated with aging the rental fleet.

        Equipment Sales Gross Profit.    New equipment sales gross profit increased $0.4 million, or 8.3% to $5.2 million for the nine months ended September 30, 2003 from $4.8 million for the nine months ended September 30, 2002. Included in the gross profit was $0.8 million related to new equipment sales from the ICM locations. In addition to the lower sales volumes and excluding the increase related to the ICM acquisition, the gross profit margin on new equipment sales decreased to 8.2% for the nine months ended September 30, 2003 from 9.6% for the nine months ended September 30, 2002.

        Used equipment sales gross profit increased $3.7 million, or 58.7% to $10.0 million for the nine months ended September 30, 2003 from $6.3 million for the nine months ended September 30, 2002. Included in the gross profit was $2.0 million related to used equipment sales from the ICM locations. The remaining $1.7 million increase was primarily due to a $1.0 million increase in used earthmoving equipment sales, a $0.1 million increase in used lift truck equipment sales and a $0.8 million increase in other used equipment sales, offset by a $0.2 million decrease in used crane sales. The gross profit margin on used equipment sales, excluding the increase related to the ICM acquisition, increased 2.9% to 17.6% for the nine months ended September 30, 2003 from 14.7% for the nine months ended September 30, 2002.

        Both the gross profit and the gross profit margin for new and used equipment sales were impacted by the mix of new and used equipment sold and the revenue volume.

        Parts Sales and Service Revenues Gross Profit.    Gross profit from parts sales and service revenues increased $5.4 million to $26.4 million for the nine months ended September 30, 2003 from

$21.0 million for the nine months ended September 30, 2002. Total parts sales and service revenues attributable to the acquisition of ICM were $6.6 million. The gross profit, excluding the ICM acquisition, decreased $1.2 million this year compared to last year and the gross profit margin for the nine months ended September 30, 2003 was comparable to the gross profit margin for the nine months ended September 30, 2002.

        Depreciation and Amortization.    Depreciation expense on rental equipment is recorded in rental cost of revenues. Depreciation and amortization expense on property and equipment is recorded in SG&A expenses. Total depreciation and amortization expense increased $10.4 million to $44.3 million for the nine months ended September 30, 2003 from $33.9 million for the nine months ended September 30, 2002. Included in the depreciation and amortization expense was $12.5 million related to the ICM acquisition.

        Selling, General and Administrative Expenses.    SG&A expenses increased $16.6 million to $75.2 million, or 24.6% of total revenues for the nine months ended September 30, 2003 from $58.6 million, or 24.0% of total revenues for the nine months ended September 30, 2002. Included in SG&A expense was $23.0 million relating to the ICM locations. The remaining $6.4 million decrease in SG&A expense this year compared to last year, excluding the effect of ICM, was primarily a result of work force reductions made earlier this year and additional cost controlling initiatives implemented by the Company.

        Loss from Litigation.    In July 2000, a complaint was filed by a competitor of the Company in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the "Court"). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, the Company recorded a $17.0 million loss for estimated damages, plaintiff's attorney's fees and other costs in the first quarter of 2003.

        On August 13, 2003, the Court entered the final judgment in the amount of $17.4 million consisting of damages, plaintiff's attorney's fees and accrued statutory interest. Accordingly, the Company recorded an additional $0.4 million loss from litigation during the third quarter of 2003. On September 11, 2003, the Company filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, the Company issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the next sixteen months while the judgment is being appealed. If at the end of sixteen months, the appeal is still pending, the Company will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). Going forward, the Company will expense any statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, the Company pays the lenders a 300 basis point fee on the amount available for issuance.

        While management is appealing and vigorously contesting this judgment, management believes even if there is a reduction in the amount of damages awarded to the plaintiff on appeal that the judgment could have a material adverse effect on the Company's business or financial condition.

        Related Party Expense.    On June 29, 1999, the Company entered into a $3.0 million consulting and non-competition agreement with Mr. Thomas Engquist, a related party. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide consulting services to the Company and was to comply with the non-competition provision set forth in the Recapitalization Agreement among the Company and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs.

        As a result of Mr. Engquist's passing away during the third quarter of 2003, no future consulting services or benefits will be provided to the Company. As a result, the Company recorded a $1.3 million expense and accrued liability for the present value of the remaining future payments.

        Income (loss) from Operations.    Based primarily on the foregoing, income (loss) from operations decreased to a $15.0 million loss for the nine months ended September 30, 2003 from income of $10.0 million for the nine months ended September 30, 2002. The $25.0 million decrease includes a $5.4 million loss from operations relating to ICM's income from operations for the nine months ended September 30, 2003.

        Other Income (Expense).    Other expense increased by $10.6 million to $29.2 million for the nine months ended September 30, 2003 from $18.6 million for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 increased $10.6 million this year compared to last year as a result of the refinancing of the Company's total debt and the acquisition of ICM. Other income was comparable this year compared to last year. The annual interest rates on the senior secured credit facility averaged 5.2% for the nine months ended September 30, 2003 compared to 6.1% for the nine months ended September 30, 2002.

        Income Tax Benefit.    H&E Equipment Services is a limited liability company that has elected to be treated as a C corporation for income tax purposes. Income tax benefit decreased by $1.3 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The Company has recorded a tax valuation allowance for its entire net deferred income tax assets. The valuation allowance was recorded given the cumulative losses incurred by the Company and the Company's belief that it is more likely than not that the Company will be unable to recover the net deferred income tax assets. Accordingly, no income tax benefit was recorded in the nine months ended September 30, 2003.

Liquidity and Capital Resources

        Cash flows from operating activities.    For the nine months ended September 30, 2003 cash provided by operating activities was $10.0 million. The significant components of operating activities that provided cash were total property and equipment and rental fleet depreciation expense of $44.3 million, the $17.4 million estimated accrued loss from litigation and a decrease in accounts payable and accrued expenses of $5.0 million. Significant components of operating activities that used cash consisted of a $44.2 million net loss, a net gain on sale of both rental and non-rental equipment of $8.4 million, an increase in net accounts receivable of $2.6 million, and an increase in inventories of $1.8 million. The remaining $0.3 million of cash provided was due to changes in other assets and liabilities.

        Cash flows from investing activities.    For the nine months ended September 30, 2003 cash provided by investing activities was $13.3 million. This was a result of purchasing $26.3 million in rental and non-rental equipment offset by the proceeds from the sale of rental and non-rental equipment of $39.6 million.

        Cash flows from financing activities.    For the nine months ended September 30, 2003 cash used in financing activities was $24.3 million. The net payments under the senior secured credit facility were $19.1 million. Payments on capital leases and other notes totaled $4.3 million and $0.9 million was paid in additional deferred financing costs.

        As of October 31, 2003, the balance outstanding on the senior secured credit facility was $52.8 million with $72.9 million available in additional borrowings (based on the borrowing base assets) net of $24.3 million in standby letters of credit. However, based on the Company's quarterly financial covenants and taking into account the standby letters of credit outstanding, availability under the senior secured credit facility was approximately $26 million as of October 31, 2003. The total balance payable on capital lease obligations and notes payable at October 31, 2003 were $6.3 million and $1.1 million, respectively.

        As a result of the Company recording the estimated loss from litigation, on May 14, 2003, the Company's senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

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

        On May 14, 2003, the Company paid a loan amendment fee of $0.4 million that will be amortized over the remaining term of the loan. Consequently, the Company is not and does not expect to be in default under the senior secured credit facility as a result of the estimated loss from litigation. See Note 3 of the notes to the unaudited condensed consolidated financial statements.

        Off-Balance Sheet Arrangements.    At September 30, 2003 and at December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual and Commercial Commitments Summary

        The following summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Year
	Total	2003(1)	2004-2005	2006-2007	Threafter
	(In thousands)
Long-term debt (including subordinated notes payable)	$254,129	$74	$594	$365	$253,096
Interest payments on senior secured notes	211,251	11,125	44,500	44,500	111,126
Interest payments on senior subordinated notes	69,525	3,312	13,250	13,250	39,713
Revolving credit facility	57,624	—	—	—	57,624
Capital lease obligations (including interest)	7,180	4,537	2,643	—	—
Related party obligation (including interest)	1,725	75	600	600	450
Operating leases(2)	76,576	5,379	37,961	22,354	10,882
Other long-term obligations(3)	57,174	6,286	28,096	21,998	794

Total contractual cash obligations	$735,184	$30,788	$127,644	$103,067	$473,685

(1)
This includes payments due during the three months ending December 31, 2003.

(2)
This includes total operating lease payments having initial or remaining non-cancelable lease terms longer than one year.

(3)
This includes: (i) BRS annual management fees through 2006 (based upon the lesser of 1.75% of estimated EBITDA excluding operating lease expense or $2.0 million per year) for $3.8 million; (ii) payments for secured floor plan financing for $53.3 million.

Additionally, as of September 30, 2003, we have standby letters of credit totaling $23.8 million that expire in September 2004 and January 2005.

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

        Revenue Recognition.    The Company's policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. Service revenues are recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges.

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

Adoption of Recently Issued Accounting Standards

        In November 2002, the Financial Accounting Standards Boards Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations and financial position.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities. The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations and financial position.

Forward-Looking Statements

        Certain of the statements contained in this report are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "seek," "on-track," "plan," "intend," or "anticipate" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in our Form 10-K for the year ended December 31, 2002. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company's earnings are effected by changes in interest rates due to the fact that interest on the revolving line of credit is calculated based upon LIBOR plus 300 basis points. The Company is also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility. At September 30, 2003, and as a result of the refinancing, the Company had variable rate debt representing 18.8% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at September 30, 2003, a one percent increase in market rates would increase our annual interest expense approximately $1.1 million. The Company does not have significant exposure to the changing interest rates on its fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 81.2% of total debt.

Item 4. Controls and Procedures

  (a)
  The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures, were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and were adequate to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

  (b)
  There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        As of September 30, 2003, except for the legal proceeding referred to below, we were not subject to any legal proceedings that management believes could have a material adverse effect on our business or financial condition.

        In July 2000, a complaint was filed by a competitor of the Company in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the "Court"). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, the Company recorded a $17.0 million loss for estimated damages, plaintiff's attorney's fees and other costs in the first quarter of 2003.

        On August 13, 2003, the Court entered the final judgment in the amount of $17.4 million consisting of damages, plaintiff's attorneys fees and accrued statutory interest. Accordingly, the Company recorded an additional $0.4 million loss from litigation during the third quarter of 2003. On September 11, 2003, the Company filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, the Company issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the next sixteen months while the judgment is being appealed. If at the end of sixteen months, the appeal is still pending, the Company will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). Going forward, the Company will expense any statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, the Company pays the lenders a 300 basis point fee on the amount available for issuance.

        While management is appealing and vigorously contesting this judgment, management believes even if there is a reduction in the amount of damages awarded to the plaintiff on appeal that the judgment could have a material adverse effect on the Company's business or financial condition.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other information.

        None.

Item 6. Exhibits and reports on Form 8-K.

  a)
  Exhibits

  10.1
  Amendment No.2 to the Credit Agreement dated as of June 17, 2002 by and among H&E Equipment Services L.L.C., Great Northern, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto, dated as of May 14, 2003.

    31.1
    Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

    31.2
    Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

  b)
  Reports on Form 8-K

  1.
  Form 8-K filed on August 11, 2003

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES L.L.C.
Dated: November 14, 2003	By:	/s/ JOHN M. ENGQUIST John M. Engquist Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2003	By:	/s/ LINDSAY C. JONES Lindsay C. Jones Chief Financial Officer (Principal Financial Officer)

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