Form 10-K
period 2003-12-31
H&E EQUIPMENT SERVICES LLC
filed 2004-03-30
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 333-99587
                                               333-99589

H&E EQUIPMENT SERVICES L.L.C.
(Exact name of registrant as specified in its charter)

Louisiana (State of incorporation)	72-1287046 (I.R.S. employer identification no.)
11100 Mead Road, Suite 200, Baton Rouge, Louisiana 70816 (Address of principal executive offices, including zip code)	(225) 298-5200 Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: Not applicable

        H&E Holdings L.L.C. owns 100% of the registrant's limited liability company interests.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain exhibits filed with the Registrant's Registration Statements on Form S-4 (File Nos. 333-99587 and 333-99589, as amended) are incorporated by reference into Part III of the Report on Form 10-K.

Forward-Looking Statements

        Certain statements in our Annual Report on Form 10-K for the year ended December 31, 2003 are forward-looking statements, including, without limitation, statements regarding future financial results and performance, potential sales revenue, legal contingencies and tax benefits. These statements are subject to various risks and uncertainties, many of which are outside of our control, including the level of market demand for our products, competitive pressures, the ability to achieve reductions in operating costs, environmental matters, the application of federal and state tax laws and regulations, and other specific factors discussed herein and in other Securities and Exchange Commission (SEC) filings by us. The information contained herein represents our best judgment as of the date hereof based on information currently available; however, we do not intend to update this information except as required by law, to reflect development or information obtained after the date hereof and disclaim any legal obligation to the contrary

        We make available on our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the amendments to such reports as soon as practicable after we electronically file such reports with the SEC. Our website address is www.he-equipment.com. The information contained in our website is not incorporated by reference in the Report.

PART I

Item 1.    Business

Overview

        H&E Equipment Services L.L.C. and its subsidiaries (as used herein, the "Company", "H&E Equipment Services", "we", "us" and "our") is one of the largest integrated equipment rental, sales and service companies in the United States of America (United States). Unlike many of our competitors, which focus primarily on renting equipment, we also sell new and used equipment and provide extensive parts and service support. This integrated model enables us to effectively manage key aspects of our rental fleet through reduced equipment acquisition costs, efficient maintenance and profitable disposition of rental fleet equipment. Over the past 41 years, we have built an infrastructure that includes a network of 41 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of nearly 500 service technicians and a distinct rental and equipment sales force. We generate a significant portion of our gross profit from our parts and service operations, which we believe, provides us with a more stable operating profile than companies that focus solely on renting equipment.

        Many of our competitors in the equipment rental market follow a generalist approach, renting a wide variety of equipment. We believe that customers prefer our specialized strategy which focuses our rental and sales activities on and organizes our personnel principally by four core types of equipment (i) aerial work platforms (ii) cranes (iii) earthmoving and (iv) lift trucks. We believe this strategy fills an important need in the market for specialized equipment knowledge, improves the effectiveness of our rental sales force and strengthens our customer relationships.

        We formed the Company in June 2002 through the combination of Head & Engquist Equipment, L.L.C. (H&E), a wholly-owned subsidiary of Gulf Wide Industries, L.L.C. (Gulfwide) and ICM Equipment Company L.L.C. (ICM), which were two leading, regional, integrated equipment rental, sales and service companies operating in contiguous geographical markets. In connection with the combination of H&E and ICM, they were merged with and into Gulf Wide Industries, L.L.C., the parent of H&E, which was renamed H&E Equipment Services L.L.C. H&E, founded in 1961, is located in the Gulf Coast region and operated 25 facilities, most of which were full-service, in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina and Texas. ICM, founded in 1971, operated in the fast-growing Intermountain region, and operated 16 facilities, most of which were full-service, in Arizona, Colorado, Idaho, Montana, New Mexico, Nevada, Texas and Utah.

Industry Background

        The equipment market is comprised primarily of either pure rental equipment companies or manufacturer dealer / distributorship companies. We follow an integrated model renting, selling and servicing new and used equipment. In addition to renting equipment, we believe many of our customers purchase new and used equipment for their own fleets.

        According to Manfredi & Associates, a leading industry consultant, the United States total equipment industry (including rentals, new and used equipment sales, and parts and service) has grown from approximately $43 billion in annual revenues in 1990 to an estimated $71 billion in 2004, representing a compound annual growth rate of approximately 3.9%. In addition, the equipment rental industry alone has grown from approximately $6.5 billion in annual rental revenues in 1990 to approximately $23.5 billion in 2003, representing a compound annual growth rate of approximately 10.4%. As a result of a slowdown in the economy and construction in general, rental revenues have declined approximately $1.3 billion over the last two years. We believe the historical growth in rental revenues was principally due to increased outsourcing by construction and industrial companies as they recognized the economic benefits of renting rather than owning equipment. For example, customers can avoid making a significant capital investment during difficult economic times.

        We believe that despite the historical consolidation in the equipment industry, the equipment market is still fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses, serving discrete local markets.

Our Competitive Strengths

        We believe that we benefit from the following competitive strengths:

        Integrated Platform of Products and Services.    We believe that our integrated equipment rental, sales and service model provides us with (i) multiple points of customer contact; (ii) a diversified revenue stream; (iii) an effective method of managing our rental fleet through reduced equipment acquisition costs, efficient maintenance and profitable disposition of used equipment; and (iv) a more consistent performance throughout economic cycles. Key benefits that our integrated product and service offerings provide to our rental activities include:

  •
  Increasing Purchasing Power through Complementary New Equipment Sales. We have significant purchasing power because of our large volume purchases as both a renter and distributor of equipment.

  •
  Maintaining the High Quality of Our Large Rental Fleet. We believe that we operate one of the largest rental fleets in the Gulf Coast and Intermountain regions. As a result of our in-house capabilities, we maintain a constant and extensive fleet maintenance program.

  •
  Disposing of Our Used Rental Equipment through Our Rental Sales Network. We believe we have a strategic advantage by being able to profitably dispose of used equipment from our rental fleet through our own retail sales infrastructure, as compared to selling wholesale or through auctions. Our resale capabilities allow us to control the utilization and the age of our fleet, provide customers with a wider range of equipment options and leverage our equipment sales force infrastructure.

        High-Margin, Stable Parts and Service Business.    Our parts and service business is a key component of the integrated offering we provide to both our customers and our own rental fleet. We believe that our aftermarket parts and service operations are less sensitive to economic and business cycles and thus provide a more stable, recurring, high-margin stream of revenues.

        Well-Developed Infrastructure.    Over the past 41 years, we have built an infrastructure that includes a network of 41 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of nearly 500 service technicians and a distinct and separate rental and equipment sales force. In addition, our well-developed infrastructure helps us to better serve national and multi-regional customers and provides an advantage when competing for fleet and project management business.

        Specialized, Four Core Types of Rental Fleet Equipment.    Our rental fleet includes over 13,000 units and consists of four core types of equipment:

  •
  Aerial work platforms, such as scissor lifts, boom lifts and telescopic forklifts;

  •
  Cranes, such as rough-terrain cranes and lattice-boom cranes;

  •
  Earthmoving, such as loaders, backhoes, excavators and skidsteers; and

  •
  Lift trucks, such as pneumatic, cushion-tired and electric industrial fork lifts.

        Diverse Customer Base.    We serve more than 23,000 customers in the industrial and commercial markets, including construction and maintenance contractors, manufacturers, public utilities and municipalities.

        Experienced Management Team.    Senior management, led by Gary W. Bagley, our Chairman, and John M. Engquist, our President and Chief Executive Officer, have an average of 22 years of experience in the industry and an average of 15 years of experience with H&E or ICM.

Our Business Strategy

        Key components of our business strategy include:

        Leveraging the Integrated Equipment Rental Model.    Because our customers rarely just rent equipment, we believe that they value our integrated approach to addressing their equipment rental, sales and service needs. In addition to renting equipment, many of our customers purchase new and used equipment from us and utilize our extensive parts and service capabilities. We believe this integrated model helps us to develop and strengthen relationships with our customers.

        Specializing in Core Equipment Types.    Many of our competitors in the equipment rental market follow a generalist approach, renting a wide variety of equipment. We believe that customers generally prefer our integrated strategy, which focuses our rental and sales activities on and organize our personnel by our four core types of equipment: aerial work platforms, cranes, earthmoving and lift trucks.

        Leveraging Industry-Leading Parts and Service Operations.    Our parts and service business is an important part of our relationship with our suppliers and customers. Given their decreased project timelines and reliance on fewer pieces of equipment, we believe our customers increasingly place more importance on effective and timely parts and service support for their own fleet of equipment and for equipment they rent.

        Equipment Sharing Among Branches.    Our network of 41 branches gives the ability to transfer equipment to (i) more profitably utilize our equipment to meet demand in a particular geography, (ii) manage our fleet utilization by cross-selling used equipment from our rental fleet across our retail network, and (iii) improve our ability to service national and multi-regional customers. In 2003, we estimate that the sharing of equipment among branches accounted for approximately 7.9% or $12.2 million of our total rental revenue.

        Expanding Fleet Management Capabilities and Project Management Operations.    We intend to grow our revenues from fleet and project management services by leveraging our broad infrastructure, full-service capabilities and strong reputation for reliable service. End users, particularly industrial accounts (e.g. manufacturing, mining and distribution) for fleet management services and contractors for project management, increasingly outsource equipment management in order to focus on their core competencies, achieve cost reductions and take advantage or our economies of scale.

Products and Services

        Equipment Rentals.    We focus our rental activities on, and organize our personnel by, four core types of equipment (i) aerial work platforms; (ii) cranes; (iii) earthmoving; and (iv) lift trucks. We offer flexible rental terms, including daily, weekly and monthly rentals. We maintain a constant and extensive fleet maintenance program through our own in-house capabilities.

        Our rental fleet as of December 31, 2003 consists of over 13,000 units having an original acquisition cost (defined as the cost originally paid to manufacturers) of approximately $493.5 million. With our in-house service capabilities and extensive maintenance program, we believe our fleet is the best maintained and one of the newest in the industry with an approximate weighted average age of 41 months as of December 31, 2003.

        New Equipment Sales.    We are one of the leading distributors of new products for nationally-recognized manufacturers in our four core product lines. Typically under distribution agreements with these original equipment manufacturers (OEM), we have exclusive responsibility for particular products in selected markets, although manufacturers retain the right to appoint additional dealers and sell directly to national accounts and governmental agencies and can usually terminate the distribution agreements at any time upon written notice. We maintain an experienced equipment sales force of nearly 70 people. Our new equipment distribution infrastructure facilitates a large, high-quality product support operation, creates a higher level of partnering with manufacturers and adds a significant customer base which often leads to revenue from our rental, parts and service operations. The type of new equipment we sell varies by location.

        Used Equipment Sales.    We routinely sell used rental equipment in order to adjust the size and composition of our rental fleet in response to changing market conditions and to maintain a modern, high-quality fleet. We believe we have a strategic advantage by being able to profitably dispose of used equipment from our rental fleet through our own retail sales infrastructure, as compared to selling it wholesale or through auctions. Our resale capabilities allow us to (i) mange our rental fleet capital expenditures; (ii) control the utilization and the age of our fleet; (iii) provide customers with a wider range of equipment options; and (iv) leverage our equipment sales force infrastructure.

        Parts Sales and Service Revenue.    We sell a wide range of OEM's maintenance and replacement parts and related products as a complement to our core equipment rental and sales businesses. In our facilities, we maintain an extensive parts and merchandise inventory which we believe is important for timely parts and service support and helps minimize downtime for both the customer and us. We are generally able to acquire non-stock or out-of stock parts directly from manufacturers within one to two business days. Not only do we supply parts and general repair and maintenance service for the complete line of equipment we rent and sell, we also supply parts and service for equipment produced by competitive manufacturers whose products we neither rent nor sell.

        We employ nearly 500 highly-skilled service technicians. As part of our commitment to provide customers with knowledgeable parts assistance and high-quality service and repair options, we devote significant resources to training and retaining these technical service employees. A typical service employee will attend approximately 80 hours of training in the first year and 80-120 hours annually in subsequent years. We are able to attract and retain knowledgeable, highly-skilled service technicians due to our strong relationship with our service employees and ties to the communities. Our aftermarket service provides a high-margin, relatively stable source of revenue throughout changing economic cycles.

Customers

        We serve more than 23,000 customers in the United States, primarily in the Intermountain West and Gulf Coast regions. Our customers include a wide range of industrial and commercial companies and construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. We believe that our integrated strategy enables us to satisfy customer requirements and increase revenue per customer through cross-selling opportunities presented by the various products and services that we offer. In addition to maintaining our historically strong relationship with local customers, our extensive, high-quality infrastructure allows us to focus on larger multi-regional and national accounts. Our new and used equipment sales customers vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets.

Sales and Marketing

        We have two distinct and separate sales forces; one specializing in equipment rentals and one focused specifically on new and used equipment sales. We believe maintaining separate sales forces for equipment rental and sales is important to our customer service, allowing us to effectively meet the demands of different types of customers.

        Both our rental sales force and equipment sales force, together comprising over 150 people, are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales force with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on contractors' job sites often assisting customers in assessing their immediate and ongoing equipment needs.

        While we believe that our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, direct mail campaigns, the Internet and Yellow Pages. In addition, we have a commission-based compensation program for our sales force.

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

Suppliers

        We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Information Technology Systems

        We have developed information systems that track (i) rental inventory utilization statistics; (ii) maintenance and repair costs; (iii) returns on investment for specific equipment types; and (iv) detailed operational and financial information for each piece of equipment. We believe that this provides us with a competitive advantage over smaller independent rental companies which lack such systems. The point-of-sale aspect of the systems enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. These business systems also include on-line contract generation, automated billing, local sales tax computation and automated rental purchase option calculation. In addition, we maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers' owned-equipment and enables us to more effectively provide parts and service to meet their needs.

Competition

        The equipment rental industry is highly fragmented and competitive. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We believe that participants in the equipment rental industry compete on the basis of availability and quality and breadth of equipment, expertise service, reliability, delivery and price. In general, we believe that large operators enjoy substantial competitive advantages over small, independent rental businesses that cannot afford to maintain the comprehensive rental equipment fleet and high level of maintenance and service we offer.

        The retail sales and distribution industry continues to be redefined through consolidation and competition. Traditionally, equipment manufacturers distributed their equipment and parts through a network of independent dealers with exclusive distribution agreements. As a result of the consolidation and competition, both manufacturers and distributors sought to streamline their operations, improve their costs and gain market share. Our established, integrated infrastructure enables us to compete directly with our competitors on either a local, regional or national basis. We believe customers place a greater emphasis on value-added services, teaming with equipment rental and sales companies who can meet all of their equipment, parts and service needs.

Environmental and Safety Regulations

        Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. These laws regulate (i) the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by pollutants; (ii) air quality; and (iii) wastewater. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our efforts to comply with our liability under such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls or compliance.

        In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters, or effect a change in their enforcement of existing laws or regulations, that could effect our operations. Also, in the future, contamination may be found to exist at our facilities or off-site locations where we have sent wastes. There can be no assurance that we will not discover previously unknown environmental non-compliance or contamination. We could be held liable for such newly-discovered non-compliance or contamination. It is possible that changes in environmental and worker health and safety laws or liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of December 31, 2003, we had approximately 1,293 employees. Of these employees, 422 are salaried personnel and 871 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to three separate locations cover approximately 80 of our employees. We believe our relations with our employees are good and we have never experienced a work stoppage.

Factors That May Influence Future Results and Accuracy of Forward-Looking Statements

        Sensitivity to Changes in Construction and Industrial Risk Factors Activities.    Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand of our equipment or depress rental rates and the sales prices for the equipment we sell. Below, we have identified certain of the factors which may cause such a downturn, either temporarily or long-term:

  •
  a continuation or a worsening of the recent slow-down of the economy over the long-term;

  •
  an increase in interest rates; or

  •
  adverse weather conditions which may affect a particular region.

        Fluctuating Operating Results.    Our revenue and operating results have historically varied from quarter to quarter or over the longer term. Periods of decline could result in an overall decline in profitability and make it more difficult for us to make payments on our debt. We expect that our quarterly or longer term results may fluctuate in the future due to a number of factors, including:

  •
  seasonal sales and rental patterns of our construction customers, with sales and rental activity tending to be lower in the winter;

  •
  changes in general economic conditions in the markets where we operate;

  •
  cyclical nature of our customers' business, particularly our construction customers;

  •
  price changes in response to economic conditions, competition and other factors;

  •
  changes in interest rates applicable to our floating rate debt and manufacturer flooring plans payable;

  •
  increases in costs (including the cost of fuel which tends to fluctuate significantly); and

  •
  timing of acquisitions, new location openings and related costs, and closing existing locations and related costs.

        Substantial Indebtedness.    We have a substantial amount of debt. As of December 31, 2003, our total indebtedness (consisting of the aggregate amounts outstanding on the amended senior secured credit facility, senior secured notes, senior subordinated notes, and capital leases) was approximately $291.0 million, $44.0 million of which was first-priority secured debt and effectively senior to our senior secured notes and senior subordinated notes. In addition, subject to restrictions in our amended senior secured credit facility and the indentures governing the senior secured notes and the senior subordinated notes, we may incur additional first-priority secured borrowings under the amended senior secured credit facility. There is no limit to the amount of such additional debt. Further, the senior secured notes and senior subordinated notes are effectively subordinated to our obligations under capitalized leases of which $5.4 million existed as of December 31, 2003, to the extent of the balance outstanding. Additionally, as of December 31, 2003, the senior secured notes and senior subordinated notes were effectively subordinated to our obligations under $51.8 million of first-priority secured flooring plan financing to the extent of the value of their collateral, $1.1 million in notes payable and $24.3 million in standby letters of credit.

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

        To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. An inability to service our indebtedness could lead to a default under our amended senior secured credit facility and our indentures, which may result in an acceleration of our indebtedness. Our ability to pay interest and principal on our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowing under the amended senior secured credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

        Additional Capital.    The cash that we generate from our business, together with cash that we may borrow under our amended senior secured credit facility, may not be sufficient to fund our capital requirements. As a result, we may require additional capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. We may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional capital in the future, our business could be adversely affected by reducing our ability to increase revenues and profitability.

        Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness (including the senior secured and senior subordinated notes), selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including our indentures and the amended senior secured credit facility, may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Restrictive Covenants.    The operating and financial restrictions and covenants in our debt agreements, including the amended senior secured credit facility and the indentures, may adversely effect our ability to finance future operations or capital needs or to engage in other business activities. Our amended senior secured credit facility requires us to maintain specified financial ratios and tests, including fixed-charge coverage and total leverage ratios and maximum capital expenditures, which may require that we take action to reduce debt or to act in a manner contrary to our business objectives. In addition, the amended senior secured credit facility and the senior secured and senior subordinated notes restrict our ability to, among other things:

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

        A failure to comply with the restrictions contained in the amended senior secured credit facility could lead to an event of default which could result in an acceleration of the indebtedness. Such an acceleration would constitute an event of default under the indentures governing the senior secured notes. A failure to comply with the restrictions in the senior secured notes and senior subordinated indentures could result in an event of default under these indentures. Our future operating results may not be sufficient to enable compliance with the covenants in the amended senior secured credit facility, the indentures or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the senior secured and senior subordinated notes.

        We amended our senior secured credit facility in May 2003 and in February 2004 to modify certain restrictive financial covenants and financial ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Competition.    The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. We generally compete on the basis of, among other things, availability and quality and breadth of equipment, expertise service, reliability, delivery and price. We may in the future encounter increased competition from existing competitors or new market entrants, which could have a material adverse effect on our business, financial condition and results of operations.

        Availability of Equipment.    Our new equipment suppliers may appoint additional distributors, sell directly or unilaterally terminate our distribution agreements, which could have a material adverse effect on our business due to a reduction of, or inability to increase, our revenues.

        We are a distributor of new equipment and parts supplied by leading, nationally-known OEMs. Typically under distribution agreements with these OEMs, we have exclusive responsibility for selected markets, although manufacturers retain the right to appoint additional dealers and sell directly to national accounts and governmental agencies and in most instances may unilaterally terminate the distribution agreements at any time without cause. Our new equipment suppliers may appoint additional dealers or sell directly in regions in which we currently have exclusive responsibility and may terminate our distribution agreements. Any such actions could have a material adverse effect on our business, financial condition and results of operations due to a reduction of, or an inability to increase, revenues. See "Business—Products and Services—New Equipment Sales."

        Control.    We are controlled by certain of our equityholders. The interests of our equityholders may conflict with the interests of the holders of our indebtedness. Affiliates of Bruckmann, Rosser, Sherrill & Co., Inc. (BRS) own approximately 48% of the voting common limited liability company interests of H&E Holdings L.L.C. (H&E Holdings), our parent and approximately 65% of the voting preferred limited liability company interests of H&E Holdings and have the ability to elect a majority of the Board of Directors of H&E Holdings and H&E Equipment Services and generally to control the affairs and policies of the Company. Circumstances may occur in which the interests of these investors, in pursuing acquisitions or otherwise, could be in conflict with the interests of the holders of our indebtedness. See "Security Ownership and Certain Beneficial Owners" and "Certain Relationships and Related Transactions."

        Liability and Insurance.    Our business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent or sell and from injuries caused in motor vehicle accidents in which our delivery and service personnel are involved. We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all.

        Environmental and Safety Regulations.    Our operations, like those of other companies engaged in similar businesses, require the handling, use, storage and disposal of certain regulated materials. As a result, we are subject to the laws and requirements of federal, state and local environmental and occupational health and safety laws and regulations. We may not be at all times in complete compliance with all such requirements. We are subject to potentially significant fines or penalties if we fail to comply with any of these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. Based on conditions currently known to us, we do not believe that any pending of likely remediation and compliance costs will have a material adverse effect on our business. However, it is possible that these requirements could change or that liabilities could arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

        Age of Our Fleet.    Determining the optimal age for our rental fleet equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental fleet equipment, and the maintenance and repair costs, and the market value of used equipment. Our future operating results could be adversely affected because our maintenance and repairs costs may be higher than estimated and market values of used equipment may fluctuate.

Item 2.    Properties

        We currently have a network of 41 facilities. Facility locations typically serve a 25 to 100 mile radius. In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. We own 4 of our locations and lease 37 locations. Our leases provide for varying terms and renewal options. The number of branch locations in each state is shown below:

Alabama(1)	Georgia(1)	New Mexico(2)
Arizona(2)	Idaho(2)	Nevada(2)
Arkansas(2)	Louisiana(9)	North Carolina(1)
Colorado(2)	Mississippi(1)	Texas(7)
Florida(3)	Montana(3)	Utah(3)

        Each facility location has a manager who is responsible for day-to-day operations. In addition, facilities are typically staffed with approximately 10 to 50 people, who may include technicians, salesmen, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

        We maintain a fleet of over 430 vehicles that are used for delivery, maintenance and sales functions. We own a portion of this fleet and lease the remainder.

        Our corporate headquarters are located in Baton Rouge, Louisiana, where we occupy approximately 18,400 square feet under a lease that extends until February 28, 2007.

Item 3.    Legal Proceedings

        We are party to various litigation matters, in most cases (except for the legal proceeding referred to below) involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending matters (excluding the legal proceeding referred to below). However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our business or financial condition.

        In July 2000, one of our competitors filed a complaint in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the Court). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, we recorded a $17.0 million loss for estimated damages, plaintiff's attorneys fees and other costs in the first quarter of 2003.

        On August 13, 2003, the Court entered the final judgment in the amount of $17.4 million consisting of damages, plaintiff's attorneys fees and accrued statutory interest. Accordingly, we recorded an additional $0.4 million loss from litigation during the third quarter of 2003. On September 11, 2003, we filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, we issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If, at the end of sixteen months, the appeal is still pending, we will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). Going forward, we will expense any statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, we pay a 300 basis point fee on the amount available for issuance.

        While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

        As a result of our recording the estimated loss from litigation, on May 14, 2003, our senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

  1.
  exclude the loss from litigation from the calculation of Company's earnings before interest, taxes, depreciation and amortization.

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

  b.
  falls below $50.0 million, the interest rate and letter of credit fee increase by additional 25 basis points.

  5.
  institute a $20.0 million block on availability based on the total borrowing base assets.

        On May 14, 2003, we paid a loan amendment fee of $0.4 million that is being amortized over the remaining term of the loan. Consequently, we were not and do not expect to be in default under the amended senior secured credit facility as a result of the estimated loss from litigation. See "Management's Discussion and Analysis of Financial Condition and Result of Operations—Liquidity and Capital Resources."

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

        Not Applicable.

Item 6.    Selected Financial Data

        You should read the consolidated historical financial data together with our consolidated financial statements and related notes included elsewhere in this Report and Item 7. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes thereto and other financial data included elsewhere in this Report.

	For the Year Ended December 31,
	1999	2000	2001	2002(1)	2003
	(Dollars in thousands)
Statement of operations data:
Revenues:
Equipment rentals	$52,039	$70,625	$98,696	$136,624	$153,851
New equipment sales	76,703	53,345	84,138	72,143	81,692
Used equipment sales	42,797	51,402	59,441	52,487	70,926
Parts sales	30,328	34,435	36,524	47,218	53,658
Service revenue	13,949	16,553	19,793	27,755	33,349
Other	5,847	8,236	10,925	15,473	20,206

Total revenues	221,663	234,596	309,517	351,700	413,682

Cost of revenues:
Equipment rentals	32,533	39,545	53,158	83,879	104,276
New equipment sales	68,428	47,910	77,442	66,055	74,166
Used equipment sales	34,838	44,401	51,378	43,026	57,207
Parts sales	22,144	25,846	27,076	34,011	39,086
Service revenue	6,662	7,139	8,106	11,438	13,043
Other	9,021	11,488	14,439	16,813	19,638

Total cost of revenues	173,626	176,329	231,599	255,222	307,416

Gross profit:
Equipment rentals	19,506	31,080	45,538	52,745	49,575
New equipment sales	8,275	5,435	6,696	6,088	7,526
Used equipment sales	7,959	7,001	8,063	9,461	13,719
Parts sales	8,184	8,589	9,448	13,207	14,572
Service revenue	7,287	9,414	11,687	16,317	20,306
Other	(3,174)	(3,252)	(3,514)	(1,340)	568

Total gross profit	48,037	58,267	77,918	96,478	106,266

Selling, general and administrative expenses	35,369	46,001	55,382	82,294	99,872
Loss from litigation	—	—	—	—	17,434
Related party expense	—	—	—	—	1,275
Gain on sale of property and equipment	952	—	46	59	80

Income (loss) from operations	13,620	12,266	22,582	14,243	(12,235)

Other income (expense):
Interest expense	(17,711)	(22,909)	(17,995)	(28,955)	(39,394)
Other, net	277	187	156	372	221

Total other expense, net	(17,434)	(22,722)	(17,839)	(28,583)	(39,173)

Income (loss) before taxes	(3,814)	(10,456)	4,743	(14,340)	(51,408)
Income tax provision (benefit)	(660)	(3,123)	1,443	(1,271)	24

Net income (loss)	$(3,154)	$(7,333)	$3,300	$(13,069)	$(51,432)

	For the Year Ended December 31,
	1999	2000	2001	2002(1)	2003
	(Dollars in thousands)
Other financial data:
Depreciation and amortization(2)	$28,331	$30,541	$32,163	$49,491	$58,823
Statement of cash flows:
Net cash (used in) provided by operating activities	(8,417)	(14,588)	30,115	24,869	18,781
Net cash (used in) provided by investing activities	(25,645)	16,252	(37,846)	(18,244)	21,471
Net cash provided by (used in) financing activities	34,938	(2,712)	10,426	(7,549)	(39,759)
	As of December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands)
Balance sheet data:
Cash	$2,675	$1,627	$4,322	$3,398	$3,891
Rental equipment, net	168,018	147,228	195,701	314,892	259,282
Goodwill, net	3,442	3,454	3,204	3,204	3,204
Deferred financing costs	—	—	—	12,612	11,235
Total assets	260,265	245,961	287,129	468,344	401,954
Total debt	205,171	204,597	192,908	328,737	290,979
Members' equity (deficit)	(8,569)	(15,902)	29,899	24,430	(27,002)

(1)
Includes the results of operations of ICM from June 18, 2002 through December 31, 2002.

(2)
Excludes amortization of debt issuance costs which is included in interest expense.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are an integrated equipment rental, sales and service company located in the United States with a network of 41 facilities, most of which have full service capabilities, and a workforce that includes a group of service technicians and a separate rental and equipment sales force. In addition to renting equipment, we also sell new and used equipment and provide extensive parts and service support. We generate a significant portion of our gross profit from parts sales and service revenue.

        Our integrated approach leads to revenue for each source being partially driven by the activities of the other revenue sources. Our revenues are dependent on several factors, including the demand for rental equipment, rental fleet availability, rental rates, the demand for new and used equipment, the level of industrial and construction activity and general economic conditions.

        We derive our revenues primarily from the following sources:

  (i)
  Rental of Equipment—This category includes revenues from renting equipment. We offer flexible rental terms, including daily, weekly and monthly rentals. We focus our rental activities on, and organize our personnel by, four core types of equipment:

  a.
  Aerial work platforms;

  b.
  Cranes;

  c.
  Earthmoving; and

  d.
  Lift trucks.

    Equipment rental revenue is impacted by time utilization (the equipment usage based on customer demand) and rental rates. Rental rates are significantly impacted by the competition in a specific geographical location.

  (ii)
  Sales of New Equipment—This category includes revenues from selling new equipment. We are one of the leading distributors of new products for nationally-recognized manufacturers in our four core product lines. Our new equipment distribution infrastructure facilitates a large, high-quality product support operation, creates a higher level of partnering with manufacturers and adds to our customer base which often leads to additional rental, parts and service revenue.

  (iii)
  Sales of Used Equipment—This category includes revenues from selling used equipment. We routinely sell our used rental fleet equipment in order to adjust the size, composition and age of our rental fleet in response to changing market conditions and to maintain a modern, high-quality fleet.

  (iv)
  Parts Sales and Service Revenue—This category includes revenues from parts sales and maintenance and repair services to customers for their owned equipment.

        Our cost of revenues includes depreciation, maintenance, property taxes, equipment lease expense, and other miscellaneous costs of rental equipment, cost of equipment sold and cost of parts and service.

        Depreciation of rental equipment represents the deprecation costs attributable to rental equipment and is generally calculated on a straight-line basis over the estimated service life of the asset (generally three to ten years with a 0% to 25% residual value). Maintenance of rental equipment represents the costs of servicing and maintaining our rental equipment on an ongoing basis.

        Our cost of equipment sold consists of the equipment cost for new and used equipment sales or the net book value of rental equipment for used equipment being sold from our rental fleet. Cost of parts sales and service revenue represents costs attributable to the sale of parts directly to customers and service provided for the maintenance and repair of customer-owned equipment.

        Included in our selling, general and administrative expenses are sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, administrative overhead, and depreciation expense associated with property and equipment (other than rental equipment). Due to the difficult, competitive environment in 2003, we implemented cost controlling initiatives, primarily through employee reductions and consolidation of smaller branches. The savings we realized from these cost controlling initiatives were, however, offset by increasing insurance premiums and claims (worker compensation, health, and general liability), professional fees, fuel and other expenses.

        We believe a significant portion of our overall value is in our rental fleet equipment. Our rental fleet as of December 31, 2003 consists of over 13,000 units having an original acquisition cost (defined as the cost originally paid to manufacturers) of approximately $493.5 million. This includes equipment financed with operating leases. Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. As of December 31, 2003, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	9,935	73%	$298.0	61%	40.9
Cranes	487	4%	104.7	21%	49.3
Earthmoving	674	5%	51.5	10%	30.6
Lift Trucks	1,185	9%	28.1	6%	44.1
Other	1,325	9%	11.2	2%	42.1

Total	13,606	100%	$493.5	100%	41.1

        We are constantly evaluating the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. For example, during 2003 the number of units in our rental fleet declined by over 2,000 units and the total acquisition cost of the rental fleet equipment declined approximately $61.2 million. On average, we aged our rental fleet approximately 6.5 months during 2003. While we reduced the size of our rental fleet, the mix among our four core product lines remained consistent with that of prior years. With our in-house service capabilities and extensive maintenance program, we believe our fleet is the best maintained and one of the newest in the industry.

        Not only is mix and age of our rental fleet impacted by the sales of used equipment from the fleet and the capital expenditures to acquire new rental fleet equipment, but so are our cash flows. During 2003, we monitored and controlled our capital expenditures to acquire new rental fleet equipment. In making acquisition decisions, we evaluated current market conditions, competition, manufacturers' pricing and return on investment over the estimated life of the specific equipment, among other things. During 2003, total proceeds from the sales of rental fleet equipment exceeded the rental fleet capital expenditures by approximately $21.3 million. This, coupled with the $18.8 million of cash provided by operating activities, allowed us to reduce our total debt outstanding by approximately $38 million.

Critical Accounting Policies and Estimates

        We prepare our financial statements in accordance with accounting principles generally accepted in the United States. A summary of our significant accounting policies is in the notes to our consolidated financial statements included elsewhere in this report. In applying many accounting principles, we need to make assumptions, estimates and/or judgments. These assumptions, estimates and/or judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below those of our accounting polices that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and/or judgments.

        Revenue Recognition.    Our policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. Service revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

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

        Impairment of Long-Lived Assets.    Long-lived assets are recorded at that lower of amortized cost or fair value. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset over the remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Results of Operations

        The Company was formed in June 2002 through the combination of H&E and ICM, which were two leading, regional, integrated equipment rental, sales and service companies operating in contiguous geographical markets.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

        The following table sets forth selected statement of operations revenue data for the periods indicated. Included in the table is the impact on operations attributable to the ICM locations acquired in 2002 (dollars in millions):

	Year Ended December 31,				Dollar Change Attributable to ICM Acquisition
			Total Dollar Change	Total Percent Change		Dollar Change Excluding the ICM Acquisition
	2003	2002
Revenues:
Equipment rentals:
Cranes	$20.5	$22.0	$(1.5)	(6.8%)	$3.2	$(4.7)
Aerial work platforms	89.2	74.8	14.4	19.3%	18.1	(3.7)
Earthmoving	25.0	22.0	3.0	13.6%	1.1	1.9
Lift trucks	8.4	4.7	3.7	78.7%	3.5	0.2
Other	10.8	13.1	(2.3)	(17.6%)	0.2	(2.5)

Total equipment rentals	153.9	136.6	17.3	12.7%	26.1	(8.8)

New equipment sales:
Cranes	30.3	29.7	0.6	2.0%	(0.7)	1.3
Aerial work platforms	9.2	10.5	(1.3)	(12.4%)	2.5	(3.8)
Earthmoving	24.7	18.3	6.4	35.0%	1.0	5.4
Lift trucks	12.2	5.8	6.4	110.3%	5.4	1.0
Other	5.3	7.8	(2.5)	(32.1%)	(1.3)	(1.2)

Total new equipment sales	81.7	72.1	9.6	13.3%	6.9	2.7

Used equipment sales:
Cranes	22.1	23.3	(1.2)	(5.2%)	1.8	(3.0)
Aerial work platforms	9.7	6.4	3.3	51.6%	4.3	(1.0)
Earthmoving	26.5	15.3	11.2	73.2%	1.3	9.9
Lift trucks	8.0	4.0	4.0	100.0%	3.7	0.3
Other	4.6	3.5	1.1	31.4%	0.1	1.0

Total used equipment sales	70.9	52.5	18.4	35.0%	11.2	7.2

Parts sales	53.7	47.2	6.5	13.8%	7.8	(1.3)
Service revenue	33.3	27.8	5.5	19.8%	6.4	(0.9)
Other	20.2	15.5	4.7	30.3%	4.9	(0.2)

Total revenue	$413.7	$351.7	$62.0	17.6%	$63.3	$(1.3)

        Total Revenues.    Our 2003 total revenues were $413.7 million compared to $351.7 million in 2002, an increase of $62.0 million or 17.6%. Total revenues attributable to the locations associated with the ICM acquisition were $63.3 million. Our ability to increase revenues was hampered by lower customer demand due to a weak economy. Our revenues are attributable to:

1.
Equipment Rental Revenues.    Our revenues from equipment rentals increased $17.3 million to $153.9 million for 2003 from $136.6 million for 2002. Included in the increase is $26.1 million of equipment rentals revenue generated by locations associated with the acquisition of ICM. Same-store rental revenue declined $8.8 million for the year, primarily due to lower time utilization in the crane segment and both lower time utilization and rental rates for the aerial work platform segment. Other rental revenue declined due to our de-emphasizing smaller rental equipment. Earthmoving equipment rental revenue improved due to improved time utilization.

2.
New Equipment Sales Revenues.    Our new equipment sales increased $9.6 million to $81.7 million for 2003 from $72.1 million for 2002. Included in the increase is $6.9 million of new equipment sales related to the locations associated with the acquisition of ICM. During 2003, our sales of new cranes, earthmoving, and lift truck equipment improved but were offset by lower sales of aerial work platform and other new equipment. Sales of new equipment fluctuate based upon customer demand for their projects.

3.
Used Equipment Sales Revenues.    Our used equipment sales increased $18.4 million to $70.9 million for 2003 from $52.5 million for 2002. Included in the increase is $11.2 million of used equipment sales generated by locations associated with the acquisition of ICM. During 2003, lower sales of both used cranes and used aerial work platform equipment were offset by improvements in sales of used earthmoving, used lift truck and other used equipment. For 2003, we sold our used equipment at approximately 124% of net book value.

4.
Parts Sales and Service Revenue.    In 2003, our parts sales and service revenue increased $12.0 million to $87.0 million from $75.0 million for 2002. Total parts sales and service revenue associated with the acquisition of ICM were $14.2 million. The remaining $2.2 million decrease was attributable to lower customer demand. Customers appear to have excess idle equipment and therefore, have lower demand for parts and repairs.

5.
Other Revenues.    Our other revenues consisted primarily of billings to our customers for equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $4.7 million during 2003; $4.9 million of the increase was related to the ICM equipment acquisition.

        The following table sets forth selected statement of operations gross profit data for the periods indicated. Included in the table is the impact on operations attributable to the ICM locations acquired in 2002 (dollars in millions):

	Year Ended December 31,
					Dollar Change Attributable to ICM Acquisition
			Total Dollar Change	Total Percent Change		Dollar Change Excluding the ICM Acquisition
	2003	2002
Gross Profit:
Equipment rentals	$49.6	$52.7	$(3.1)	(5.9%)	$6.3	$(9.4)
New equipment sales:
Cranes	3.2	2.4	0.8	33.3%	0.1	0.7
Aerial work platforms	1.2	1.1	0.1	9.1%	0.3	(0.2)
Earthmoving	3.7	2.5	1.2	48.0%	0.1	1.1
Lift trucks	0.9	0.9	—	0.0%	0.2	(0.2)
Other	(1.5)	(0.8)	(0.7)	87.5%	0.6	(1.3)

Total new equipment sales	7.5	6.1	1.4	23.0%	1.3	0.1

Used equipment sales:
Cranes	4.0	3.9	0.1	2.6%	0.4	(0.3)
Aerial work platforms	1.9	0.9	1.0	111.1%	0.8	0.2
Earthmoving	4.4	2.7	1.7	63.0%	0.2	1.5
Lift trucks	2.2	1.1	1.1	100.0%	1.0	0.1
Other	1.2	0.9	0.3	33.3%	0.2	0.1

Total used equipment sales	13.7	9.5	4.2	44.2%	2.6	1.6

Parts sales	14.6	13.2	1.4	10.6%	2.2	(0.8)
Service revenue	20.3	16.3	4.0	24.5%	4.0	—
Other	0.6	(1.3)	1.9	146.2%	0.5	1.4

Total gross profit	$106.3	$96.5	$9.8	10.2%	$16.9	$(7.1)

        Total Gross Profit.    Our 2003 total gross profit was $106.3 million compared to $96.5 million in 2002, an increase of $9.8 million or 10.2%. Total gross profit attributable to the locations associated with the ICM acquisition was $16.9 million. Following is information concerning our gross profit:

  1.
  Equipment Rentals Gross Profit.    Our equipment rentals gross profit decreased $3.1 million or 5.9% for this year compared to last year. Total equipment rentals gross profit generated by locations associated with the acquisition of ICM was $6.3 million. Same-store equipment gross profit declined $9.4 million for the year, primarily due to lower equipment rental revenues as previously discussed.

    Depreciation expense on our rental equipment is recorded in equipment rentals cost of revenues. Excluding the $11.6 million related to the ICM acquisition, same-store depreciation expense decreased approximately $3.3 million as a result of a decrease in our rental fleet. For 2003, our maintenance and repair expense increased approximately $3.9 million (excluding the $6.0 million maintenance and repair expense associated with the ICM acquisition), primarily due to our aging the rental fleet.

  2.
  New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $1.4 million to $7.5 million for 2003 compared to $6.1 million for 2002. Included in the increase is $1.3 million of new equipment sales gross profit related to the locations associated with the acquisition of ICM. The fluctuation in new equipment sales gross profit is attributable primarily to the mix of new equipment sold.

  3.
  Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $4.2 million to $13.7 million for 2003 from $9.5 million for 2002. Included in the increase is $2.6 million of used equipment sales gross profit related to the locations associated with the acquisition of ICM. The fluctuation in used equipment sales gross profit is attributable primarily to the mix of used equipment sold.

  4.
  Parts Sales and Service Revenue Gross Profit.    In 2003, our parts sales and service revenue gross profit increased $5.4 million to $34.9 million from $29.5 million for 2002. Total parts sales and service revenue gross profit associated with the acquisition of ICM was $6.2 million. Despite lower parts sales and service revenue, the gross profit margin has remained consistent as a result of our increased pricing and cost controlling initiatives.

        Selling, General and Administrative Expenses.    Our 2003 selling, general and administrative (SG&A) expenses were $99.9 million compared to $82.3 million for 2002. Included in the total $17.6 million increase in SG&A expense was $26.1 million related to the ICM locations. The remaining $8.5 million decrease was primarily the result of our work force reductions made earlier this year, additional cost controlling initiatives implemented by management and continued integration of the merged companies. Depreciation and amortization expense on property and equipment is recorded in SG&A expense and was $3.9 million for 2003 compared to $3.0 million for 2002 (the ICM acquisition accounted for $0.5 million of the increase.)

        Loss from Litigation.    In July 2000, one of our competitors filed a complaint in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the Court). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, we recorded a $17.0 million loss for estimated damages, plaintiff's attorneys fees and other costs in the first quarter of 2003.

        On August 13, 2003, the Court entered the final judgment in the amount of $17.4 million consisting of damages, plaintiff's attorneys fees and accrued statutory interest. Accordingly, we recorded an additional $0.4 million loss from litigation during the third quarter of 2003. On September 11, 2003, we filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, we issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If, at the end of sixteen months, the appeal is still pending, we will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). Going forward, we will expense any statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, we pay a 300 basis point fee on the amount available for issuance.

        While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

        Related Party Expense.    On June 29, 1999, we entered into a $3.0 million consulting and non-competition agreement with Mr. Thomas Engquist, a related party. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs.

        Due to Mr. Engquist's passing away during 2003, we will not be provided any further consulting services. Therefore, we have recorded a $1.3 million expense for the present value of the remaining future payments.

        Other Income (Expense).    Our 2003 other expense increased by $10.6 million to $39.2 million from $28.6 million for 2002. Our interest expense for 2003 increased $10.4 million this year compared to last year as a result of refinancing our total debt and acquiring ICM during 2002. The annual interest rates on our senior secured credit facility averaged 5.4% in 2003 compared to 5.8% in 2002.

        Provision (Benefit) from Income Taxes.    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. For 2003, income taxes increased by $1.3 million to a provision of approximately $24,000 from a benefit $1.3 million for the year ended December 31, 2002. The increase is a result of our losses in 2003 and 2002 and the establishment of a valuation allowance against our net deferred tax assets. At the end of 2003 and 2002, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        Total Revenues.    Our total revenues for fiscal year 2002 were $351.7 million compared to $309.5 million for fiscal year ended 2001. Total revenue contributed by the locations associated with the ICM acquisition was $93.8 million. Our revenues during these periods were attributable to the following sources:

  1.
  Equipment Rental Revenues.    Our total revenues from equipment rentals increased $37.9 million, or 38.4%, to $136.6 million for 2002 from $98.7 million for 2001. Total equipment rental revenues contributed by rental locations associated with the ICM acquisition was $40.1 million. Rental revenues, excluding revenues from the ICM locations, decreased $2.2 million for the year ended December 31, 2002 compared to 2001. Our total crane rental revenue for 2002 declined $3.6 million compared to the same period last year due primarily to the weakening of the industrial construction market. The decline in crane equipment rental revenue was offset by an increase of $2.1 million in aerial work platform equipment rental revenue and a $1.7 million increase in other equipment rental revenue.

  2.
  New Equipment Sales Revenues.    Our revenues from new equipment sales decreased $12.0 million, or 14.3% to $72.1 million for 2002 from $84.1 million for 2001. Total new equipment sales attributable to the acquisition of ICM were $19.2 million. The remaining $31.2 million decline in our new equipment sales for 2002 compared to 2001 is attributable primarily to a $34.8 million decline in new crane sales. Sales of new earthmoving equipment increased $1.6 million and sales of other miscellaneous new equipment decreased $1.6 million while the sales of new aerial work platform equipment increased $3.6 million. The increase in new aerial work platform equipment sales is primarily from the sales of equipment used by contractors in the building of power plants.

  3.
  Used Equipment Sales Revenues.    Our used equipment sales revenues decreased $6.9 million, or 11.6% to $52.5 million for the year 2002 from $59.4 million for 2001. Total used equipment sales attributable to the acquisition of ICM were $13.5 million. The remaining $20.4 million decrease was attributable primarily to lower used crane sales, which declined $17.8 million due to lower customer demand. Sales of used aerial work platform equipment increased $2.3 million. Used earthmoving and other used equipment sales also decreased by $4.9 million due to lower customer demand and the completion of the fleet rationalization program that took place during 2001.

  4.
  Parts and Service Revenue.    Revenues from our parts sales and service revenue increased $18.7 million, or 33.2% to $75.0 million for 2002 from $56.3 million for 2001. Total parts sales and service revenue attributable to the acquisition of ICM were $17.6 million. The remainder of the increase was attributable to growth in revenues from parts sales, which increased $0.9 million or 2.5%, due to increased parts sales related to the aerial work platform operations, and growth in service revenue, which increased $0.2 million, or 1.0%, as a result of an increase in the number of transactions and an increase in charge out rates throughout the year.

  5.
  Other Revenues.    Our other revenues consisted primarily of billings to customers for equipment support activities including primarily transportation, hauling, parts freight and damage waiver charges. Other revenues for 2002 increased $4.5 million, or 41.3% to $15.5 million from $11.0 million for 2001. The acquisition of ICM accounted for $3.4 million of the total increase. The remaining $1.1 million increase was primarily attributable to related growth in billing transportation activities and damage waiver charges among other things.

        Total Gross Profit.    Our total gross profit for 2002 was $96.5 million compared to $77.9 million for 2001. Total gross profit attributable to the acquisition of ICM was $28.3 million. Following is information concerning our gross profit:

  1.
  Equipment Rentals Gross Profit.    Gross profit from our equipment rentals increased $7.2 million to $52.7 million for 2002 from $45.5 million for 2001. Included in the increase is $15.2 million of equipment rental gross profit generated by rental locations associated with the ICM acquisition. The remaining equipment rental gross profit decreased $8.0 million, or 17.6% for 2002 to $37.5 million from $45.5 million for 2001. The decline in equipment rental gross profit is primarily a result of downward pressures on aerial work platform rental rates, slower economic activity, and higher total costs of rental operations in support of the growth in the aerial work platform operations.

            Our total rental cost of revenues, excluding the effect of the ICM acquisition, increased $6.2 million to $59.4 million for 2002 from $53.2 million for 2001. The increase is attributable to a $3.2 million increase in depreciation due to the increase in aerial work platform rental fleet equipment and a $3.0 million increase in maintenance and repair costs. Certain aerial work platform equipment is aging, exceeding the manufacturer warranty period and is now incurring repair and maintenance costs.

  2.
  New Equipment Sales Gross Profit.    Gross profit from our new equipment sales decreased $0.6 million to $6.1 million for 2002 from $6.7 million for 2001. Total new equipment gross profit for 2002 included $2.3 million associated with the acquisition of ICM Equipment. The remaining $2.9 million decline in new equipment sales gross profit is a result of lower new equipment sales volume.

  3.
  Used Equipment Sales Gross Profit.    Gross profit from our used equipment sales increased $1.4 million to $9.5 million for 2002 from $8.1 million for 2001. Total used equipment gross profit for 2002 included $3.1 million associated with the acquisition of ICM. The remaining $1.7 million decrease in used equipment sales gross profit is a result of lower used equipment sales volume.

  4.
  Parts Sales and Service Revenue Gross Profit.    Gross profit from our parts sales and service revenue increased $8.4 million to $29.5 million for 2002 from $21.1 million for 2001. Total parts sales and service revenue gross profit for 2002 included $8.3 million associated with the acquisition of ICM. Excluding the effect of the ICM acquisition, gross profit from parts sales increased $0.7 million and gross margin increased to 27.0% in 2002 from 25.9% in 2001. Excluding the effect of the ICM acquisition, gross profit from service revenue remained stable and gross margin from service revenue decreased to 57.8% from 59.0% due to increased costs of internal labor and material related to external service repair orders.

        Depreciation and Amortization.    Depreciation and amortization was $49.5 million and $32.2 million for fiscal years 2002 and 2001, respectively. The increase in depreciation and amortization expense was primarily attributable to the growth in rental fleet assets for the aerial work platform operations and the acquisition of ICM's assets.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses were $82.3 million, or 23.4% of total revenues for 2002 and $55.4 million, or 17.9% of total revenues for 2001. Included in SG&A expense is $22.1 million relating to the operations of ICM for the period subsequent to the acquisition. The remaining $4.8 million increase in SG&A expense, year-over-year, is primarily due to the increased costs to support the significant expansion of the aerial work platform operations initiated primarily in 2001.

        Other Income (Expense).    Our other expense increased by $10.8 million to $28.6 million for 2002 from $17.8 million for 2001. Interest expense for 2002 increased $11.0 million as a result of the refinancing of our total debt and the acquisition of ICM. Additionally, annual interest rates on our revolving credit facility averaged 5.8% for 2002 compared to 7.3% for 2001.

        Income Tax Provision (Benefit).    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. Income taxes decreased by $2.7 million to a benefit of $1.3 million for 2002 from a provision of $1.4 million for 2001. The change is a result of our incurring a $14.3 million loss before income taxes in 2002 compared to income before income taxes in 2001. At the end of 2002, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Liquidity and Capital Resources

Senior Secured Credit Facility Amendments

        On May 14, 2003, we amended the senior secured credit agreement dated June 17, 2002, governing our senior secured credit facility. Among other things, the amendment modified certain restrictive financial covenants and financial ratios. The senior secured credit agreement was amended to:

  1.
  exclude the loss from litigation from the calculation of Company's earnings before interest, taxes, depreciation and amortization.

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

    b.
    falls below $50.0 million, the interest rate and letter of credit fee increase by an additional 25 basis points; and

  5.
  institute a $20.0 million block on availability based on the total borrowing base assets.

        We paid a loan amendment fee of $0.4 million that is being amortized over the remaining term of the loan.

        On February 10, 2004, we amended the senior secured credit agreement dated June 17, 2002, governing our senior secured credit facility. Principally, this amendment:

  1.
  extends the maturity date of the amended senior secured credit facility to February 2009.

  2.
  eliminates the maximum leverage ratio covenant.

  3.
  increases the adjusted maximum leverage ratio covenant from 5.2x to 5.8x for each quarter in the first year; 5.7x for each quarter in the second year; 5.4x for each quarter in the third year; 5.3x for each quarter in the fourth year; and 5.2x for each quarter in the fifth year. The minimum adjusted interest coverage ratio is set at 1.25x for each quarter through 2005; 1.35x for each quarter in 2006 and 2007; and 1.40x for each quarter in 2008 and through the remaining term of the agreement.

  4.
  increases the block on availability of assets from $20.0 million to $30.0 million based on the total borrowing base assets.

  5.
  reduces the advance rate on rental fleet assets to 75 percent from 80 percent of the orderly liquidation value.

        We paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan. Based on these covenant changes, our availability under the amended senior secured credit facility would have been approximately $81.7 million as of December 31, 2003. As of December 31, 2003 (and prior to the February 2004 amendment), we were in compliance with the financial covenants in place at that time.

Cash Requirements Related to Operations

        Our principal sources of liquidity have been from cash provided by operations and the sales of used equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. As of February 29, 2004, the total balance outstanding on the amended senior secured credit facility was $47.3 million with $78.2 million available in additional borrowings net of $24.5 million in standby letters of credit. Also on February 29, 2004, our total balance payable on capital lease obligations and notes payable were $2.2 million and $1.0 million, respectively

        Our principal uses of cash have been to fund operating activities and working capital, finance the purchase of rental fleet equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. We anticipate that these uses will continue to be the principal demands on our cash in the future.

        The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. We anticipate our 2004 gross rental fleet capital expenditures to be approximately $85 million to $88 million, primarily to replace the rental fleet equipment we anticipate selling during 2004. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of used equipment, cash from operations and, if required, from borrowings under our amended senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. We anticipate our 2004 gross property and equipment capital expenditures to be approximately $2 million to $3 million.

        To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior subordinated and senior secured notes and obligations under the amended senior secured credit facility) and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

        We cannot assure that our future cash flow will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures and the amended senior secured credit facility, may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the accelerations of all of our debt.

Certain Information Concerning Off-Balance Sheet Arrangements

        At December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases. See "Contractual and Commercial Commitments Summary" below.

Sources and Uses of Cash

        Cash flow from operating activities.    For 2003, our cash provided by operating activities was $18.8 million. The significant components of our operating activities that provided cash were total property and equipment and rental fleet depreciation expense of $58.8 million, the $17.4 estimated loss from litigation, a $1.3 million decrease in accounts receivable, and an increase in accounts payable and accrued expenses payable of $5.1 million. Significant components of our operating activities that used cash consisted of a $51.4 million net loss, gain on sale of both rental and non-rental equipment of $11.8 million, and an increase in inventories of $4.4 million. The remaining $3.8 million of cash provided by operating activities related to the change in other assets and other liabilities.

        Cash flow from investing activities.    For 2003, cash provided by our investing activities was $21.5 million. This is a result of proceeds from the sale of rental and non-rental equipment of $54.0 million offset by purchasing $32.5 million in rental and non-rental equipment.

        Cash flow from financing activities.    For 2003, cash used in our financing activities was $39.8 million. For the year, our total borrowings under the amended senior secured credit facility were $385.5 million and total payments under the amended senior secured credit facility were $418.3 million. Financing costs paid in cash for the refinancing totaled $1.1 million. Payments on capital leases and other notes were $5.8 million.

Contractual and Commercial Commitments Summary

        The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Year
	Total	2004	2005-2006	2007-2008	Thereafter
	(Dollars in thousands)
Long-term debt (including subordinated notes payable)	$254,062	$342	$443	$277	$253,000
Interest payments on senior secured notes	189,125	22,250	44,500	44,500	77,875
Interest payments on senior subordinated notes	62,938	6,625	13,250	13,250	29,813
Senior secured credit facility	43,958	—	—	—	43,958
Capital lease obligations (including interest)	5,606	4,318	1,288	—	—
Related party obligation (including interest)	1,650	300	600	600	150
Operating leases(1)	82,305	22,467	38,933	11,845	9,060
Other long-term obligations(2)	64,188	12,505	30,748	15,683	5,252

Total contractual cash obligations	$703,832	$68,807	$129,762	$86,155	$419,108

(1)
This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(2)
This includes: (i) Bruckmann, Rosser, Sherrill & Co., Inc's annual management fees through 2012 (based upon the lesser of 1.75% of estimated Earnings Before Interest, Taxes, Depreciation, and Amortization excluding operating lease expense or $2.0 million per year) for $12.4 million and (ii) payments for secured floor plan financing for $51.8 million.

        Additionally, as of December 31, 2003, we have standby letters of credit totaling $24.3 million that expire in September 2004 and January 2005.

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Boards Emerging Issues Task Force issued its consensus concerning "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our results of operations and financial position.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities. The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations and financial position.

Seasonality

        Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental operations will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

        Equipment sales cycles are also subject to seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less effected by changes in demand caused by seasonality.

Inflation

        Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our earnings are effected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon LIBOR plus 300 basis points. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the amended senior secured credit facility. At December 31, 2003, we had variable rate debt representing 15.1% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at December 31, 2003, a one percent increase in market rates would increase our annual interest expense approximately $1.0 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 84.9% of our total debt.

Item 8.    Consolidated Financial Statements and Supplementary Data

        Our consolidated financial statements and supplementary data are listed in the index appearing under Item 15(a).

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

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

Name	Age	Title
Gary W. Bagley	56	Chairman and Director
John M. Engquist	50	President, Chief Executive Officer and Director
Lindsay C. Jones	41	Chief Financial Officer and Secretary
Terence L. Eastman	51	Senior Vice President, Finance
William W. Fox	59	Vice President, Cranes and Earthmoving
Robert W. Hepler	47	Vice President, Hi-Lift
Kenneth R. Sharp, Jr.	58	Vice President, Lift Trucks
John D. Jones	46	Vice President, Product Support
Dale W. Roesener	46	Vice President, Fleet Management
Bradley W. Barber	30	Vice President, Rental Operations
Bruce C. Bruckmann	50	Director
Harold O. Rosser	55	Director
J. Rice Edmonds	33	Director
John T. Sawyer	59	Director
Keith E. Alessi	49	Director
Lawrence C. Karlson	61	Director

        Gary W. Bagley, Chairman and Director, served as President of ICM since 1996 and Chief Executive Officer since 1998 until H&E Equipment Services was formed in June 2002, when he became Chairman of the Company. Prior to 1996, he held various positions at ICM, including Salesman, Sales Manager, and General Manager. Prior to that, Mr. Bagley serviced as Vice President and ICM General Manager of Wheeler Machinery Co. Mr. Bagley serves on a number of dealer advisory boards and industry association boards.

        John M. Engquist, President, Chief Executive Officer and Director, served as President and Chief Executive Officer of H&E since 1995 and as a director of Gulf Wide since 1999. He has held the position of President, Chief Executive Officer and Director of H&E Equipment Services since its formation in June 2002. From 1975 to 1994, he held various operational positions at H&E, starting as a mechanic's helper. Mr. Engquist serves on the Board of Directors of St. Jude's Children's Hospital in Memphis, Tennessee, Cajun Contractors and Engineers, Inc. and Business Bank of Baton Rouge.

        Lindsay C. Jones, Chief Financial Officer and Secretary, joined ICM as Chief Financial Officer in October 1998 and has served as Chief Financial Officer and Secretary of H&E Equipment Services since its formation in June 2002. From 1994 to 1998, Mr. Jones served as Chief Financial Officer and Treasurer for Midwest Office, Inc. Prior to that, Mr. Jones was an Audit Assurance Manager with KPMG serving clients in the retail and financial service markets. Mr. Jones is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants, the Utah Association of Certified Public Accountants and Financial Executives International.

        Terence L. Eastman, Senior Vice President, Finance, served as Chief Financial Officer of H&E since 1994 and has served as Senior Vice President, Finance of H&E Equipment Services since its formation in June 2002. Prior to joining H&E, Mr. Eastman was the regional controller for Rollins Environmental Services from 1987 to 1994. From 1974 to 1987, Mr. Eastman held various financial positions with CF&I Steel Corporation in Pueblo, Colorado.

        William W. Fox, Vice President, Cranes and Earthmoving, served as Executive Vice President and General Manager of H&E since 1995 and has served as Vice President, Cranes and Earthmoving of H&E Equipment Services since its formation in June 2002. Mr. Fox served as President of South Texas Equipment Co., a subsidiary of H&E, from 1995 to 1997. Prior to that, Mr. Fox held various executive and managerial positions with the Manitowoc Engineering Company. He was Executive Vice President/General Manager from 1989 to 1995, Vice President Sales from 1988 to 1989, and General Manager of the company for two years, from 1986 to 1988. Before joining Manitowoc, Mr. Fox worked for six years as Executive Vice President/General Manager at North Central Crane, from 1980 to 1986.

        Robert W. Hepler, Vice President, Hi-Lift, served as President of the Hi-Lift Division at H&E since 1999 and has served as Vice President, Hi-Lift of H&E Equipment Services since its formation in June 2002. From 1992 to 1999, he was President of BPS Equipment Division of Rentakil, plc. From 1988 to 1992, he served as President of Booms and Scissors at BET Plant Services, which acquired the company he founded in 1982, Hepler Hi-Lift.

        Kenneth R. Sharp, Jr., Vice President, Lift Trucks, began his career at ICM in 1973 and served as Executive Vice President of ICM since 1996 and has served as Vice President, Lift Trucks of H&E Equipment Services since its formation in June 2002. From 1989 to 1996, Mr. Sharp served as General Manager of the ICM Power Systems Division. From 1983 to 1989, he held various positions at ICM including Salesman, Sales Manager and Product Support Manager.

        John D. Jones, Vice President, Product Support, served as Vice President of Product Support Services at H&E since 1995 and has served as Vice President, Product Support of H&E Equipment Services since its formation in June 2002. From 1991 to 1994, he was General Manager of Product Support at Louisiana Machinery. From 1987 to 1991 he served as General Manager of the Parts Operation at Holt Company of Louisiana. From 1976 to 1987, Mr. Jones worked in Product Support and Marketing for Boyce Machinery.

        Dale W. Roesener, Vice President, Fleet Management, founded Southern Nevada Equipment Company in 1983 and served as its President and Chief Executive Officer until 1998 when he joined ICM as Senior Vice President, Secretary and Fleet Manager. He has served as Vice President, Fleet Management of H&E Equipment Services since its formation in June 2002.

        Bradley W. Barber, Vice President, Rental Operations, was appointed Vice President of Rental Operations in February 2003. Prior to that, Mr. Barber served as Director of Rental Operations for H&E Equipment Services and H&E. Mr. Barber has previous experience in both outside sales and branch management for a regional equipment company.

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

        John T. Sawyer, Director, joined as a Director in September 2002. Mr. Sawyer is President of Penhall. He joined Penhall in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall's National Contracting Division, and in 1984, he

assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Sawyer has been President of Penhall since 1989.

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

Code of Ethics

        We have adopted a Standard of Conduct and Ethics for executive officers and directors. A copy of the Standard of Conduct and Ethics is available upon written request, free of charge, by writing to:

H&E Equipment Services, L.L.C.
Attention: Mr. Raymond Jones
Corporate Compliance Officer
4899 West 2100 South
Salt Lake City, Utah 84120

Item 11.    Executive Compensation

        The following tables summarize, for the periods indicated, the principal components of compensation for our Chief Executive Officer and the four highest compensated executive officers (collectively, the named executive officers) for the years ended December 31, 2003, 2002 and 2001:

Summary Compensation Table

Name and Principal Position	Period	Salary		Bonus			Other Annual Compensation
John M. Engquist Chief Executive Officer, President and Director	2003 2002 2001	$ $ $	500,000 500,000 377,000		— 63,000 750,000	(a) (a)(d)		— — —
Robert W. Hepler Vice President	2003 2002 2001	$ $ $	330,000 330,000 307,000	$	— — 120,000	(a)	$ $ $	9,600 9,600 9,600	(b) (b) (b)
Gary W. Bagley Chairman and Director	2003 2002 2001	$ $ $	290,000 200,000 200,000		— — —		$ $	— 28,000 52,000	(c) (c)
William W. Fox Vice President	2003 2002 2001	$ $ $	208,000 193,000 178,000	$ $	50,000 50,000 —	(a) (a)	$ $ $	9,000 9,000 9,000	(b) (b) (b)
Lindsay C. Jones Chief Financial Officer and Secretary	2003 2002 2001	$ $ $	200,000 156,000 150,000	$	— 40,000 —	(a)		— — —

(a)
Bonus earned upon achievement of performance objectives.

(b)
Automobile allowances.

(c)
Company contributions under a non-qualified deferred compensation plan.

(d)
Includes a $250,000 supplemental bonus, in addition to the bonus provided under Engquist's employment agreement, authorized pursuant to a board resolution of Gulf Wide dated as of August 31, 2001.

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

  •
  a severance payment in the case of early termination by H&E for other than cause or a voluntary resignation, payable in regular installments of the base salary through the period ending on the later of (1) the fifth anniversary of the date of this agreement or (2) the last day of the noncompete period, plus a bonus payment pro rated based on the number of days worked during the year of terminations;

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

        In connection with the acquisition of ICM, H&E Holdings assumed a liability for subordinated deferred compensation for Mr. Bagley and Mr. Sharp. The deferred compensation agreements provided for, among other things, deferred signing bonuses in the amount of $3,638,000 and $1,882,000, which are included in deferred compensation accounts for Mr. Bagley and Mr. Sharp, respectively. As of December 31, 2003, the aggregate deferred compensation (including accrued interest of $1,655,000) was $6,655,000.

        H&E Holdings is obligated to pay Mr. Bagley and Mr. Sharp a cash payment in the amount equal to the then balance in their deferred compensation accounts 11 and one-half years after June 17, 2002. Payments may also be made upon the occurrence of certain events including, cash distributions on the Series D Preferred Units of H&E Holdings and an Approved Company Sale (as defined in the security holders agreement).

        In connection with the acquisition of ICM, H&E Equipment Services assumed a nonqualified employee deferred compensation plan under which certain employees had previously elected to defer a portion of their annual compensation. Participants in the plan can no longer defer compensation. Compensation deferred under the plan is payable upon the termination, disability, or death of the participants. The plan accumulates interest each year at a bank's prime rate in effect as of the beginning of January. This rate remains constant throughout the year. The effective rate for the 2003 plan year was 4.25 percent. The aggregate deferred compensation (including accrued interest of $2,413,000) at December 31, 2003 was $4,243,000.

        On June 29, 1999, H&E, formerly Gulf Wide, entered into an employment agreement with John M. Engquist. Such agreement, as amended on August 10, 2001, provides for, among other things:

  •
  an initial term of employment expiring on December 31, 2006; thereafter employment may be terminated by either party upon 30 days written notice,

  •
  early termination by reason of Mr. Engquist's death or disability, by H&E for good cause, or upon Mr. Engquist's voluntary resignation with or without a constructive termination.

  •
  a severance payment in the case of early termination by H&E for (x) other than cause or (y) a voluntary resignation other than due to a constructive termination, in an aggregate amount equal to (i) one year of Mr. Engquist's base salary plus an equal to his most recent annual bonus, payable in monthly installments through the one-year period commencing on the date of his termination, and (ii) that portion of Mr. Engquist's bonus that would have accrued at the end of the calendar year in which such termination occurred through the period beginning on the first day of such calendar year and ending on the date of his termination,

  •
  a base salary of $300,000 per year with increases of 5% annually and with an increase on August 1, 2001 to $500,000 per year, plus a cash bonus of an amount up to $500,000 per year as determined by Gulf Wide's Board of Directors, based upon the attainment by Gulf Wide of applicable performance targets for such year.

  •
  welfare benefits, including medical, dental, life and disability insurance,

  •
  fringe benefits, including use of two automobiles and professional memberships, and

  •
  confidentiality of information obtained during employment, non-competition and nonsolicitation.

        On August 3, 2001, the Board of Directors authorized H&E to pay Mr. Engquist supplemental bonuses of $250,000 during calendar year 2001 and $250,000 during calendar year 2002 (which was accrued as of December 31, 2002) which is in addition to any bonus by Mr. Engquist is entitled to receive pursuant to the terms of his employment agreement.

Compensation of Directors

        We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we may compensate directors who are not our employees for services provided in such capacity.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        H&E Holdings owns 100% of our limited liability company interests. The following tables set forth certain information with respect to the beneficial ownership of H&E Holdings' Common Units and Voting Preferred Units by (1) each person or entity that is the beneficial owner of more than 5% of any class of the voting securities of H&E Holdings; (2) each named executive officer; (3) each of our directors; and (4) all of our directors and executive officers as a group. These limited liability company interests constituted 5% of each class of the total outstanding limited liability company interests in H&E Holdings.

Common Units Beneficial Ownership Table

Name	Class A Common Units Beneficially Owned	Percentage of Class A Common Units Outstanding	Class B Common Units Beneficially Owned	Percentage of Class B Common Units Outstanding	Percentage of Combined Voting Power(1)
Bruckmann, Rosser, Sherrill & Co., L.P.(2)	731,845	34.2%	—	—	17.4%
Bruckmann, Rosser, Sherrill & Co., Inc.(3)	12,674	*	8,294.74	*	5.0%
Bruckmann, Rosser, Sherrill & Co. II, L.P.(4)	1,241,815	58.1%	—	—	29.5%
Bruckmann, Rosser, Sherrill & Co. L.L.C.(5)	6,876	0.3%	6,672.96	*	3.0%
Bruce C. Bruckmann(6)	15,310	95.5%	—	—	48.8%
Harold O. Rosser(7)	2,982	95.5%	—	—	48.8%
J. Rice Edmonds(8)	1,256	*	—	—	*
John M. Engquist(9)	—	—	1,170,300.00	56.4%	27.8%
Gary W. Bagley(9)	—	—	85,813.71	4.1%	2.0%
Dale W. Roesener(9)	—	—	164,325.57	7.9%	3.9%
Kristan Engquist Dunne(10)	—	—	74,700.0	3.6%	1.8%
Don M. Wheeler(11)	—	—	263,735.75	12.7%	6.3%
Lindsay C. Jones(9)	—	—	—	—	—
Robert W. Hepler(9)	—	—	—	—	—
William W. Fox(9)	—	—	—	—	—
All executive officers and directors as a group (10 persons)	2,042,284	95.6%	1,271,081.41	61.3%	78.7%

*
Less than 1%

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

Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Outstanding	Series B Preferred Units Beneficially Owned	Percentage of Series B Preferred Units Outstanding	Series C Preferred Units Beneficially Owned	Percentage of Series C Preferred Units Outstanding	Series D Preferred Units Beneficially Owned	Percentage of Series D Preferred Units Outstanding	Percentage of Combined Voting Power(12)
9,789	88.6%	8,577	29.1%	19,405	22.9%	—	—	21.9%
60	*	158	*	471	*	249	*	*
—	—	10,854	36.8%	42,376	50.0%	17,156	36.7%	40.9%
36	*	95	*	273	*	168	*	*
205	95.2%	179	68.6%	406	75.2%	—	—	65.2%
40	95.2%	35	68.6%	79	75.2%	—	—	65.2%
17	*	15	*	33	*	—	—	—
—	—	—	—	3,500	4.1%	15,714	33.6%	11.2%
—	—	—	—	1,250	1.5%	—	—	*
—	—	800	2.7%	1,607	1.9%	—	—	1.4%
—	—	1,756	6.0%	—	—	822	1.8%	1.5%
—	—	5,400	18.3%	8,135	9.6%	10,390	22.2%	13.9%
—	—	—	—	1,500	1.8%	—	—	*
—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—
10,538	95.3%	20,259	68.6%	70,078	82.7%	33,291	71.2%	78.0%

*
Less than 1%

(1)
Each Class A Common Unit holder is entitled to two votes per Class A Common Unit held and each Class B Common Unit Holder is entitled to one vote per Class B Common Unit held.

(2)
The address of Bruckmann, Rosser, Sherrill & Co. L.P. is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, 29th Floor, New York, New York 10022.

(3)
The address of Bruckmann, Rosser, Sherrill & Co., Inc. is 126 East 56th Street 29th Floor, New York, New York 10022.

(4)
The address of Bruckmann, Rosser, Sherrill & Co., II, L.P. is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, 29th Floor, New York, New York 10022.

(5)
The address of Bruckmann, Rosser, Sherrill & Co., L.L.C. is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, 29th Floor, New York, New York 10022.

(6)
Represents units held by Bruckmann, Rosser, Sherrill & Co. L.P., Bruckmann, Rosser, Sherrill & Co., Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P. and Bruckmann, Rosser, Sherrill & Co., L.L.C. Mr. Bruckmann is a managing director of Bruckmann, Rosser, Sherrill & Co., L.L.C., the manager of Bruckmann, Rosser, Sherrill & Co., II, L.P. Bruckmann, Rosser, Sherrill & Co., Inc. is the manager of Bruckmann, Rosser, Sherrill & Co., L.P. and also represents units held by the following affiliated entities and individuals: The estate of Donald J. Bruckmann, BCB Family Partners, L.P., NAZ Family Partners, L.P., H. Virgil Sherrill, Stephen C. Sherrill, Nancy A. Zweng and Marilena Tibrea.

(7)
Represents units held by Bruckmann, Rosser, Sherrill & Co. L.P., Bruckmann, Rosser, Sherrill & Co., Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P. and Bruckmann, Rosser, Sherrill & Co., L.L.C. Mr. Rosser is a managing director of Bruckmann, Rosser, Sherrill & Co., L.L.C., the manager of Bruckmann, Rosser, Sherrill & Co. II, L.P. Bruckmann, Rosser, Sherrill & Co., Inc. is the manager of Bruckmann, Rosser, Sherrill & Co., L.P. and also represents units held by the following affiliated entities and individuals: The estate of Donald J. Bruckmann, BCB Family Partners, L.P., NAZ Family Parters, L.P., H. Virgil Sherrill, Stephen C. Sherill, Nancy A. Zweng and Marilena Tibrea.

(8)
The address of Mr. Edmonds is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, 29th Floor, New York, New York 10022.

(9)
Unless otherwise indicated, the address of each executive officer or director is c/o H&E Equipment Services L.L.C., 11100 Mead Road, Suite 200, Baton Rouge, Louisiana 70816.

(10)
The address of Ms. Engquist Dunne is 11100 Mead Road, 2nd Floor, Baton Rouge, Louisiana 70816.

(11)
The address of Mr. Wheeler is 4899 West 2100 South, Salt Lake City, Utah 84120.

(12)
Each Voting Preferred Unit holder is entitled to one vote per Voting Preferred Unit held.

Item 13. Certain Relationships and Related Transactions

Management Agreements and Transaction Fees

        Each of H&E and ICM were acquired by affiliates of BRS in 1999 pursuant to separate recapitalizations. In connection with the recapitalizations of H&E and ICM, we entered into management agreements with each of BRS and Bruckmann, Rosser, Sherrill & Co., L.L.C. (BRS L.L.C.), pursuant to which BRS and BRS L.L.C. have agreed to provide certain advisory and consulting services to us, relating to business and organizational strategy, financial and investment management and merchant and investment banking. In exchange for such services we agreed to pay BRS and BRS L.L.C. (i) $7.2 million of transaction fees in connection with the ICM and H&E recapitalizations, (ii) an annual fee during the term of these agreements equal to the lesser of $2.0 million or 1.75% of our yearly EBITDA, excluding operating lease expense, plus all reasonable out-of-pocket fees and expenses and (iii) a transaction fee in connection with each material acquisition, divestiture or financing or refinancing we enter into in an amount equal to 1.25% of the aggregate value of such transaction plus all reasonable out-of-pocket fees and expenses.

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

Securityholders Agreement

        In connection with the offering of senior subordinated and senior secured notes, H&E Holdings entered into a securityholders agreement with BRS Co-Investment, L.L.C. (BRS Co-Investment), BRSEC Co-Investment II, L.L.C. (BRS Co-Investment II), certain members of management and other members of H&E Holdings. The securityholders agreement (i) restricts the transfer of the equity interests of H&E Holdings; (ii) grants tag-along rights on certain transfers of the equity interests of H&E Holdings; (iii) requires the securityholders to consent to a sale of H&E Holdings to an independent third party if such sale is approved by the holders of a majority of the then-outstanding common equity interests held by BRSEC Co-Investment and BRSEC Co-Investment II; and (iv) grants preemptive rights on certain issuances of the equity interests of H&E Holdings. The securityholders agreement will terminate upon a sale of H&E Holdings approved by the holders of a majority of the then-outstanding common equity interests held by BRS Co-Investment and BRSEC Co-Investment II.

Registration Rights Agreements

        In connection with the offering of senior subordinated and senior secured notes. H&E Holdings entered into a registration rights agreement with BRS Co-Investment, BRSEC Co-Investment II, certain members of management and other members of H&E Holdings. Pursuant to the terms of the registration rights agreement, the holders of a majority of the then-outstanding common equity interest held by BRS Co-Investment and BRSEC Co-Investment II have the right to require H&E Holdings, subject to certain conditions, to register any or all of their common equity interests under the Securities Act at H&E Holdings' expense. In addition, all holders of the common equity interests of H&E Holdings are entitled to request the inclusion of any common equity interests subject to the registration rights agreement in any registration statement at the expense of H&E Holdings whenever H&E Holdings proposes to register any of its common equity interests under the Securities Act. In connection with all such registration, H&E Holdings has agreed to indemnify all holders of its common equity interests against certain liabilities, including liabilities under the Securities Act.

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

        Membership Interests.    The ownership interests of the members in H&E Holdings consist of Preferred Units and Common Units. The Common Units represent the common equity of H&E Holdings and consist of Class A Common Units and Class B Common Units. The Preferred Units consist of Series A Preferred Units. Series B Preferred Units, Series C Preferred Units and Series D Preferred Units (the "Voting Preferred Units"). Each member is entitled to (x) two votes per Class A Common Unit held by such member, (y) one vote per Class B Common Unit held by such member and (z) one vote for each Voting Preferred Unit held by such member. Holders of the Preferred Units are entitled to return of capital contributions prior to any distributions made to holders of the Common Units.

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

          Fourth, to the holders of Series D Preferred Units, in proportion to and to the extent of the Series D Preferred Redemption Values (as defined and described in the limited liability company agreement) of such Series D Preferred Units.

          Fifth, pro rata to the holders of Common Units, based upon the number of Common Units held.

        The limited liability company agreement places certain restrictions on the ability of H&E Holdings to make distributions attributable to the Preferred Units prior to June 30, 2022.

        Board of Directors.    Pursuant to the securityholders agreement, the holders of a majority of the common equity units held by BRS Co-Investment and BRSEC Co-Investment II designate a majority of the directors of the Board. The Board consists of "Class A Directors" and "Class B Directors." Each Class A Director is entitled to two votes and each Class B Director is entitled to one vote. The initial Board consists of three Class A Directors and two Class B Directors. The initial Class A Directors are Bruce C. Bruckmann, Harold O. Rosser and J. Rice Edmonds, and the initial Class B Directors are John M. Engquist and Gary W. Bagley. At no time will the authorized number of Class B Directors exceed that number which would provide all of the then authorized Class B Directors with a number of votes that exceed 50% of the number of votes of the then authorized number of Class A Directors. The Class A Directors are elected by the members who own a majority of the number of votes of all Common Units then-outstanding. The Class B Directors are elected by the members who own a majority of the number of votes of all the Voting Preferred Units then-outstanding.

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

Other Related Party Transactions

        We lease certain of our real estate facilities, charter an aircraft for business purposes and place a portion of our liability insurance through an agency in which John M. Engquist, our Chief Executive Officer and President, has an economic interest. In 2003, our payments for such transactions totaled $531,000, $204,000 and $5,694,000, respectively.

        We lease certain of our facilities from entities controlled by Don M. Wheeler, an equityholder. In 2003, our lease payments to such entities totaled $1,437,000.

        We lease certain real estate from an entity controlled by Dale W. Roesener, an executive officer. In 2003, our lease payments to such entity totaled $519,000.

        We lease certain of our facilities from an equity owner and an employee. In 2003, our lease payments for these facilities totaled $256,000.

        We purchase products and services from and sell products and services to an equipment company in which John M. Engquist, our Chief Executive Officer, has an economic interest. In 2003, our purchases totaled $573,000 and our sales totaled $194,000. Amounts owed this equipment company were $21,000 and amounts due from this equipment company were $11,000 as of December 31, 2003.

        In connection with the recapitalization of H&E in 1999, we entered into a $3.0 million consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs. Due to Mr. Engquist's passing away during 2003, we will not be provided any further consulting services. Therefore, we recorded a $1.3 million expense for the present value of the remaining future payments.

        We owed companies related through common ownership $7,000 and $7,000 at December 31, 2003 and 2002, respectively. The Company had no sales transactions with these affiliated companies during 2003, 2002 and 2001.

        We rented equipment from an officer for $462,000 for the year ended December 31, 2001. The equipment was purchased from the officer for $3,000,000 during 2001.

        We had a management agreement with a company related through common ownership, payable in the greater of $500,000 or 1% of earnings before interest, taxes, depreciation and amortization. The total paid for the years ended December 31, 2002 and 2001, was $670,000 and $530,000, respectively. The management agreement terminated on June 17, 2002.

        In connection with the acquisition of ICM, we entered into a management agreement with an affiliate payable in the greater of $2.0 million annually of 1.75% of annual earnings before interest, taxes, depreciation, and amortization, excluding operating lease expense, plus all reasonable out-of-pocket expenses. The total amount paid to the affiliate under the management agreement for the years ended December 31, 2003 and 2002 was $1,549,000 and $1,085,000, respectively. We had a receivable from this affiliate of $229,000 and $210,000 as of December 31, 2003 and 2002, respectively.

        We had consulting and noncompetition agreements with two former stockholders of Coastal Equipment, Inc. acquired in 1999 for $1,000,000, payable in four annual installments of $250,000 beginning March 1, 2000 and ending March 31, 2003.

        We expensed $505,000 and $261,000 in 2003 to the deferred compensation accounts of Gary W. Bagley, our Chairman, and Kenneth R. Sharp, Jr., an executive officer, respectively.

Item 14. Principal Accountant Fees and Services

        Aggregate fees incurred to the Company during the years ended December 31, 2003 and 2002 by its principal accounting firm KPMG LLP are set forth below. The Audit Committee of the Company's

Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

	2003	2002
Audit fees(1)	$556,645	$633,174
Audit related fees(2)	15,700	13,270
Tax fees(3)	140,075	63,065
All other fees(4)	—	—

Total aggregate fees billed	$712,420	$709,509

(1)
Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Company's annual financial statements and the review of financial statements included in Form 10-Q and for services that are normally provided by KPMG LLP in connection with statutory or regulatory filings or engagements for those fiscal years.

(2)
Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements. Services in this category include the 2002 employee benefit plan audit.

(3)
Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning.

(4)
There were no other fees billed in each of the last two fiscal years for services rendered by KPMG LLP.

Item 15. Financial Statement Schedules, Reports on Form 8-K and Exhibits

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

  (b)
  Reports on Form 8-K

    Form 8-K filed on November 6, 2003

  (c)
  Exhibits:

3.1	Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-99589)).

3.2	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-99589)).
3.3
Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-99589)).
3.4	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 (File No. 333-99589)).
4.1
Indenture, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and The Bank of New York, dated as of June 17, 2002 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-99589)).
4.2
Registration Rights Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated as of June 17, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-99589)).
10.1
Credit Agreement among H&E Equipment Services L.L.C., Great No. thern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp. General Electric Capital Corporation, and the Lenders party thereto dated as of June 17, 2002 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-99589)).
10.1a
Amendment No. 1 to Credit Agreement among H&E Equipment Services L.L.C., Great No. thern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Corporation and the Lenders party thereto dated as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of H&E Equipment Services L.L.C. for the quarter ended March 31, 2003 (File No. 333-999587)).
10.1b
Amendment No. 2 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Corporation and the Lenders party thereto dated as of May 14, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of H&E Equipment Services L.L.C. for the quarter ended September 30, 2003 (File No. 333-999587)).
10.2
Contribution Agreement and Plan of Reorganization, dated as of June 14, 2002, by and among H&E Holdings, L.L.C., BRSEC Co-Investment II, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-99589)).
10.3
Securityholders Agreement, dated as of June 17, 2002 by and among H&E Holdings LLC, BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC, certain members of management and other members of H&E Holdings LLC (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-99589)).
10.4
Registration Rights Agreement, dated as of June 17, 2002 by and among H&E Holdings LLC, BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC, certain members of management and other members of H&E Holdings LLC (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-99589)).
10.5
Management Agreement, dated May 26, 1999, by and between Bruckman, Rosser, Sherrill & Co., Inc. and ICM Equipment Company, L.L.C. (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-99589)).

10.6
Management Agreement, dated as of August 10, 2001, by and among Bruckman, Rosser, Sherrill & Co., Inc., Head & Engquist Equipment, L.L.C. and Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-99589)).
10.7
First Amended and Restated Management Agreement, dated as of June 17, 2002, Bruckman, Rosser, Sherrill & Co., Inc., H&E Holdings, L.L.C. and H&E Equipment Services, L.L.C. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-99589)).
10.8
Employment Agreement, dated as of June 29, 1999, by and between Gulf Wide Industries, L.L.C., and John M. Engquist (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-99589)).
10.9
First Amendment to the Employment Agreement, dated as of August 10, 2001, by and among Gulf Wide Industries, L.L.C. and John M. Engquist (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-99589)).
10.10
Employment Agreement, dated as of February 4, 1998, by and between ICM Equipment Company, L.L.C., and Gary Bagley (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-99589)).
10.11
First Amendment to the Employment Agreement, dated as of May 26, 1999, by and between ICM Equipment Company, L.L.C., and Gary Bagley (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-99589)).
10.12
Second Amendment to the Employment Agreement, dated as of December 6, 1999, by and between ICM Equipment Company, L.L.C., and Gary Bagley (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-99589)).
10.13
Third Amendment to the Employment Agreement, dated as of June 14, 2002, by and between ICM Equipment Company, L.L.C., and Gary Bagley (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-99589)).
10.14
Employment Agreement, dated as of February 4, 1998, between ICM Equipment Company and Kenneth Sharp, Jr. (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-99589)).
10.15
First Amendment to the Employment Agreement, dated as of May 26, 1999, between ICM Equipment Company, L.L.C. and Kenneth Sharp, Jr. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-99589)).
10.16
Second Amendment to the Employment Agreement, dated as of December 6, 1999, between ICM Equipment Company, L.L.C. and Kenneth Sharp, Jr. (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-99589)).
10.17
Third Amendment to the Employment Agreement, dated as of June 14, 2002, between ICM Equipment Company, L.L.C. and Kenneth Sharp, Jr. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-99589)).
10.18
Deferred Compensation Agreement made and entered into as of June 17, 2002. by and between Gary Bagley and H&E Holdings, L.L.C. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-99589)).
10.19
Deferred Compensation Agreement made and entered into as of June 17, 2002. by and between Kenneth Sharp, Jr. and H&E Holdings, L.L.C. (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-99589)).

10.20
Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 (File No. 333-99589)).
10.21
Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2003 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S4 (File No. 333-99587)).
10.21a
Amendment No. 1 to Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto, Credit Suisse First Boston Corporation, Bank of America Securities L.L.C. and Fleet Securities, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 (File No. 333-99589)).
10.22
Investor Rights Agreement by and among H&E Holdings, L.L.C., BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC and Credit Suisse First Boston Corporation, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-99589)).
10.24
Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).
10.25
Pledge Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).
10.26
Trademark Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).
10.27
Security Agreement, dated June 17, 2002, between H&E Finance Corp. and The Bank of New York (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).
10.28
Security Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).
10.29
Pledge Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).
10.30
Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).
10.31
Trademark Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).

10.32
Patent Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K of the Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587)).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

Independent Auditors' Report

The Board of Directors
H&E Equipment Services L.L.C.:

        We have audited the accompanying consolidated balance sheets of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, members' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in the year ended December 31, 2002.

/s/ KPMG LLP

Salt Lake City, Utah
February 20, 2004

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(Dollars in thousands, except share amounts)

	2003	2002
Assets
Cash	$3,891	$3,398
Receivables, net of allowance for doubtful accounts of $3,188 and $3,609, respectively	62,615	65,145
Inventories, net	44,078	47,992
Prepaid expenses and other assets	2,521	1,945
Rental equipment, net of accumulated depreciation of $113,546 and $87,064, respectively	259,282	314,892
Property and equipment, net of accumulated depreciation and amortization of $13,906 and $13,338, respectively	15,128	19,156
Deferred financing costs, net of accumulated amortization of $2,751 and $854, respectively	11,235	12,612
Goodwill, net	3,204	3,204

Total assets	$401,954	$468,344

Liabilities and Member's Equity (Deficit)
Liabilities:
Amount due on senior secured credit facility	$43,958	$76,724
Accounts payable	91,446	91,213
Accrued expenses payable and other liabilities	15,901	12,329
Accrued loss from litigation	17,434	—
Related party obligation	1,235	—
Notes payable	1,063	1,402
Senior secured notes, net of discount	198,660	198,570
Senior subordinated notes, net of discount	43,010	42,602
Capital lease obligations	5,351	10,841
Deferred compensation payable	10,898	10,233

Total liabilities	428,956	443,914

Member's equity (deficit)	(27,002)	24,430

Total liabilities and member's equity (deficit)	$401,954	$468,344

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003	2002	2001
Revenues:
Equipment rentals	$153,851	$136,624	$98,696
New equipment sales	81,692	72,143	84,138
Used equipment sales	70,926	52,487	59,441
Parts sales	53,658	47,218	36,524
Service revenue	33,349	27,755	19,793
Other	20,206	15,473	10,925

Total revenues	413,682	351,700	309,517

Cost of Revenues:
Rental depreciation	54,932	46,471	30,004
Rental expense	49,344	37,408	23,154
New equipment sales	74,166	66,055	77,442
Used equipment sales	57,207	43,026	51,378
Parts sales	39,086	34,011	27,076
Service revenue	13,043	11,438	8,106
Other	19,638	16,813	14,439

Total cost of revenues	307,416	255,222	231,599

Gross profit	106,266	96,478	77,918
Selling, general and administrative expenses	99,872	82,294	55,382
Loss from litigation	17,434	—	—
Related party expense	1,275	—	—
Gain on sale of property and equipment	80	59	46

Income (loss) from operations	(12,235)	14,243	22,582

Other income (expense):
Interest expense	(39,394)	(28,955)	(17,995)
Other, net	221	372	156

Total other expense, net	(39,173)	(28,583)	(17,839)

Income (loss) before income taxes	(51,408)	(14,340)	4,743
Income tax provision (benefit)	24	(1,271)	1,443

Net income (loss)	$(51,432)	$(13,069)	$3,300

The accompanying notes are an integral part of these consolidated statements

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	Series A Senior Preferred	Junior Preferred	Class A Common	Class B Common	Additional Paid-in Capital	Accumulated Deficit	Member's Interest	Total Members' Equity (Deficit)
December 31, 2000	$—	$—	$1,961	$—	$3,000	$(73,938)	$—	$(68,977)
Net income	—	—	—	—	—	3,300	—	3,300
Accretion of liquidation value on Preferred Units outside of equity	—	—	—	—	—	(4,379)	—	(4,379)
Recapitalization and issuance of new securities	1,235	5,000	(809)	1,152	47,090	—	—	53,668
Accretion of liquidation value on Preferred Units outside of equity	—	—	—	—	—	(1,529)	—	(1,529)

December 31, 2001	1,235	5,000	1,152	1,152	50,090	(76,546)	—	(17,917)
Net loss—January 1, 2002
to June 17, 2002	—	—	—	—	—	(2,365)	—	(2,365)
Accretion of liquidation value on Preferred Units outside of equity through June 17, 2002	—	—	—	—	—	(1,009)	—	(1,009)
Members' equity issued with Senior Subordinated Notes at June 17, 2002	—	—	—	—	—	—	7,600	7,600
Conversion of Senior Exchangeable Preferred Units at June 17, 2002	—	—	—	—	—	—	10,652	10,652
Conversion of Senior Subordinated Preferred Units at June 17, 2002	—	—	—	—	—	—	38,173	38,173
Conversion of series A Senior Preferred, Junior Preferred, Class A Common, Class B Common, Additional Paid-in Capital and accumulated deficit to member's interest at June 17, 2002	(1,235)	(5,000)	(1,152)	(1,152)	(50,090)	79,920	(21,291)	—
Net loss—June 17, 2002 to December 31, 2002	—	—	—	—	—	—	(10,704)	(10,704)

December 31, 2002	—	—	—	—	—	—	24,430	24,430
Net loss	—	—	—	—	—	—	(51,432)	(51,432)

December 31, 2003	$—	$—	$—	$—	$—	$—	$(27,002)	$(27,002)

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(51,432)	$(13,069)	$3,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	3,891	3,020	1,909
Depreciation on rental equipment	54,932	46,471	30,004
Amortization of loan discounts and deferred financing costs	2,394	1,091	—
Amortization of goodwill	—	—	250
Provision for losses on accounts receivable	1,269	1,517	556
Gain on sale of property and equipment	(80)	(59)	(46)
Gain on sale of rental equipment	(11,724)	(6,326)	(7,431)
Deferred income taxes	—	(1,306)	1,799
Changes in operating assets and liabilities, net of business combination:
Receivables, net	1,261	(3,145)	1,734
Inventories, net	(4,368)	(15,867)	(2,632)
Prepaid expenses and other assets	(576)	1,433	(1,882)
Accounts payable	233	9,159	(366)
Accrued expenses payable and other liabilities	4,882	1,460	2,920
Accrued loss from litigation	17,434	—	—
Deferred compensation payable	665	490	—

Net cash provided by operating activities	18,781	24,869	30,115

Cash flows from investing activities:
Purchases of property and equipment	(2,483)	(3,821)	(3,251)
Purchases of rental equipment	(30,025)	(51,919)	(78,313)
Proceeds from sale of property and equipment	2,700	115	148
Proceeds from sale of rental equipment	51,279	33,738	43,570
Cash acquired in ICM business combination	—	3,643	—

Net cash provided by (used in) investing activities	21,471	(18,244)	(37,846)

Cash flows from financing activities:
Net proceeds from issuance of senior secured notes	—	198,526	—
Net proceeds from issuance of senior subordinated notes	—	50,009	—
Payments of amounts due to members	—	(13,347)	—
Proceeds from issuance of senior exchangeable preferred units	—	—	10,000
Payment of deferred financing costs	(1,089)	(13,466)	—
Borrowings on senior secured credit facility	385,504	436,081	316,933
Payments on senior secured credit facitily	(418,270)	(658,489)	(312,242)
Payments of related party obligation	(75)	—	—
Principal payments on notes payable	(339)	(2,022)	(653)
Payments of capital lease obligations	(5,490)	(4,841)	(3,612)

Net cash (used in) provided by financing activities	(39,759)	(7,549)	10,426

Net increase (decrease) in cash	493	(924)	2,695
Cash, beginning of year	3,398	4,322	1,627

Cash, end of year	$3,891	$3,398	$4,322

The accompanying notes are an integral part of these consolidated statements.

	2003	2002	2001
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
New and used equipment financed	$—	$—	$8,282
Rental equipment financed under capital lease obligations	—	4,182	14,806
Assets transferred from new and used inventory to rental fleet	8,852	11,602	15,291
Members' equity issued with the senior subordinated notes	—	7,600	—
Conversion of debt to equity under a recapitalization agreement	—	—	44,202
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$38,961	$28,662	$14,781
Income taxes	98	6	125

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

        As of December 31, 2003 and 2002, the Company had $51.8 million and $55.1 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

        On June 17, 2002, the Company entered into a business combination acquiring substantially all the assets and assuming certain liabilities of ICM Equipment Company L.L.C. The following table sets forth information relating to the acquisition (in thousands)

Fair value of assets acquired	$187,781
Fair value of liabilities assumed	(187,781)

Excess of liabilities assumed over fair value of assets acquired	—

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Nature of Operations

Basis of Presentation

        H&E Equipment Services L.L.C. (H&E Equipment Services or the Company) is a wholly-owned subsidiary of H&E Holdings L.L.C. (H&E Holdings). H&E Holdings is principally a holding company conducting all of its operations through H&E Equipment Services (see Note 3). The consolidated financial statements include the results of operations of H&E Equipment Services and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc. and Great Northern Equipment, Inc., collectively referred to herein as the "Company".

        The nature of the Company's business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

        The Company is an integrated equipment rental, sales and service company located in the United States of America (United States), with an integrated network of 41 facilities, most of which have full service capabilities, and a workforce that includes a group of skilled service technicians and a separate rental and equipment sales force. In addition to renting equipment, the Company also sells new and used equipment and provides extensive parts and service support. The Company generates a significant portion of its gross profit from parts sales and service revenue.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of H&E Equipment Services and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company's policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, the Company records unbilled rental revenue and deferred revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectability is reasonably assured. Service revenue is recognized at the time the services are rendered. Other revenues consist primarily of billings to customers for rental equipment delivery and damage waiver charges.

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

Deferred Financing Costs and Initial Purchasers' Discounts

        Deferred financing costs and initial purchasers' discounts were recorded in 2003 and 2002 in connection with entering into the new senior secured credit facility and issuing senior secured notes and senior subordinated notes (see Note 13). The Company paid a $0.4 million amendment fee in May 2003 in connection with amending the senior secured credit facility. The amounts are being amortized over the terms of the related debt, utilizing the effective interest method. The amortization expense of deferred financing costs and initial purchasers' discounts is included with interest expense as an overall cost of the financing. During the years ended December 31, 2003 and 2002, interest expense related to the amortization of these costs totaled $2,394,000 and $1,091,000, respectively.

Goodwill

        The $3.2 million of goodwill recorded in the accompanying consolidated balance sheets was established in connection with an acquisition in 1999. Prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002, goodwill was being amortized over 40 years.

        The Company adopted the provisions of SFAS No. 142, effective January 1, 2002. The provisions of SFAS No. 142 eliminate the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require such assets to be tested for impairment and to be written down to fair value, if necessary. Accordingly, the Company does not have goodwill amortization subsequent to December 31, 2001.

        The Company made an assessment of its goodwill for impairment during the year ended December 31, 2003. Based on the assessment, the Company was not required to adjust the carrying value of its goodwill. As of December 31, 2003, the Company had goodwill of approximately $3.2 million. If the provisions of SFAS No. 142 were in effect at January 1, 2001, the following pro forma financial results for the year ended December 31, 2001 would have resulted (in thousands):

2001
Selling general and administrative expenses	$55,132
Income from operations	22,832
Net income	3,453

        For the year ended December 31, 2001, the Company recorded goodwill amortization of $250,000.

Advertising

        Advertising costs are expensed as incurred and totaled $1,046,000, $993,000, and $763,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in cost of revenues.

Income Taxes

        The Company files a consolidated federal income tax return with its wholly owned subsidiaries. As a Limited Liability Corporation, the Company has elected to be taxed as a C Corporation under the provisions of the Internal Revenue Code (IRC). Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated balance sheets for accounts receivable, accounts payable, accrued liabilities, and deferred compensation payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of the amended senior secured credit facility approximates fair value due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company's notes payable, senior secured and senior subordinated notes payable at December 31, 2003 are as follows (in thousands):

	Carrying Amount	Fair Value
Senior secured notes with interest computed at 11 1/8%	$198,660	$201,000
Senior subordinated notes with interest computed at 12 1/2%	43,010	44,520
Notes payable to financial institution with interest computed at 4 1/4%	838	655
Notes payable to suppliers with interest computed at 2.9%	175	161
Notes payable to finance companies with interest rates ranging from 9 1/2% to 10 1/2%	50	46

	$242,733	$246,382

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

        The Company records trade receivables at sales value and establishes specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are based on the following assumptions and variables: the customer's financial position, age of the customer's receivables and changes in payment schedules. In addition to the specific reserves, management establishes a non-specific allowance for doubtful accounts by applying specific percentages to the different receivable aging categories (excluding the specifically reserved accounts). The percentage applied against the aging categories increases as the accounts become further past due. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts.

        The Company routinely acquires equipment from certain suppliers. Management believes that other suppliers could provide similar equipment with comparable terms.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. The use of estimates and assumptions may affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the allowance for doubtful accounts, useful lives for depreciation, goodwill and other asset impairments, loss contingencies and fair values of financial instruments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Boards Emerging Issues Task Force issued its consensus concerning "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations and financial position.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). The new statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments: Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities. The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations and financial position.

Reclassifications

        Certain amounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year consolidated financial statements.

(3)    Reorganization and Acquisition of ICM Equipment Company L.L.C.

        On June 17, 2002, the equity holders of H&E Equipment Services L.L.C. (formerly Gulf Wide Industries L.L.C.) and ICM Equipment Company L.L.C. (ICM) formed H&E Holdings by executing a Limited Liability Company Agreement of H&E Holdings and by contributing to H&E Holdings all of the outstanding equity securities and certain outstanding subordinated debt of the two companies to the members of H&E Holdings in exchange for certain equity securities of H&E Holdings. Pursuant to a Contribution Agreement and Plan of Reorganization, H&E Holdings contributed all of the outstanding equity securities of ICM to H&E Equipment Services, merging ICM out of existence.

        Pursuant to the Contribution Agreement and Plan of Reorganization, H&E Holdings issued a series of preferred and common units in exchange for all the outstanding stock of ICM. The acquisition was accounted for under the purchase method of accounting. H&E Equipment Services was considered the acquirer for accounting purposes. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their fair values at the date of acquisition. There was no goodwill or other intangible assets recorded in connection with the transaction. The operating results of ICM have been included in the accompanying 2002 consolidated financial statements from the date of the acquisition.

        The following table summarizes the fair value of assets acquired and liabilities assumed as allocated in purchase accounting (in thousands):

Fair value of assets acquired:
Cash	$3,643
Accounts receivable	27,020
Inventories	12,082
Rental equipment	129,554
Property and equipment	4,966
Deferred tax assets	9,454
Other assets	1,062

187,781

Fair value of liabilities assumed:
Outstanding borrowings on senior secured credit facility	117,493
Accounts payable and accrued liabilities	50,092
Amounts due to members	10,147
Deferred compensation payable	9,743
Capital lease obligations	306

187,781

Excess of liabilities assumed over fair value of assets acquired	$—

        The consolidated results of operations data shown below is presented on an unaudited pro forma basis and represents the results of H&E Equipment Services had the business combination occurred at the beginning of the periods presented (in thousands):

	Years Ended December 31,
	2002	2001
Revenues	$431,721	$515,262
Net loss	$(23,277)	$(8,777)

        The unaudited pro forma financial information is presented for informational purposes only and is based upon certain assumption and estimates, which are subject to change. The results are not necessarily indicative of the operating results that would have occurred had the transaction been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

(4)    August 2001 Recapitalization

        On August 10, 2001, the Company entered into a recapitalization agreement with Bruckmann, Rosser, Sherrill & Co., L.L.C. (BRS) and certain minority shareholders whereby a further investment was made by BRS into the Company.

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

        The minority shareholders contributed their outstanding Class A, B, and C Preferred Units, with a cumulative liquidation value of approximately $19.9 million, their Class A common units of $0.8 million and their $20.6 million Convertible Subordinated Note in exchange for $1.2 million of newly issued Series A Preferred Units, $5.0 million of Junior Preferred Units and $1.2 million of Class B common stock. Immediately after these transactions, BRS had 115,152.8 shares of Class A common stock and the minority shareholders had 115,152.8 shares of Class B common stock. The Class A common stock has 2 for 1 voting rights for every share of Class B common stock. This gave BRS 66.7% voting interest in the Company and the minority shareholders the remaining 33.3%. The BRS investment and exchanges with the minority shareholders have been accounted for as a recapitalization in the accompanying 2001 consolidated financial statements.

(5)    Receivables

        Receivables consisted of the following at December 31, 2003, and 2002 (in thousands):

	2003	2002
Trade receivables	$62,039	$63,935
Unbilled rental revenue	2,756	3,255
Sales-type leases	397	657
Income tax receivables	149	125
Affiliated companies	295	311
Advances to employees	115	120
Other	52	351

	65,803	68,754
Less allowance for doubtful accounts	(3,188)	(3,609)

	$62,615	$65,145

(6)    Inventories

        Inventories consisted of the following at December 31, 2003, and 2002 (in thousands):

	2003	2002
New equipment	$20,517	$17,772
Used equipment	8,574	13,511
Parts, supplies and other	14,987	16,709

	$44,078	$47,992

(7)    Property and Equipment

        Property and equipment consisted of the following at December 31, 2003, and 2002 (in thousands):

	2003	2002
Land	$1,334	$3,000
Transportation equipment	9,913	9,521
Building and leasehold improvements	8,250	8,916
Office and computer equipment	6,036	7,837
Machinery and equipment	3,501	3,220

	29,034	32,494
Less accumulated depreciation and amortization	(13,906)	(13,338)

	$15,128	$19,156

(8)    Accounts Payable

        Accounts payable consisted of the following at December 31, 2003, and 2002 (in thousands):

	2003	2002
Trade accounts payable	$39,677	$36,112
Manufacturer flooring plans payable	51,769	55,101

	$91,446	$91,213

        Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest paid on the manufacturer flooring plans ranges between zero percent and Prime Interest Rate plus 6.9 percent. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. The Company makes payments in accordance with the original terms of the financing agreements. However, the Company routinely sells equipment that is financed under manufacturer flooring plans and prior to the original maturity date of the financing agreement. The payable is paid at the time equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

        Maturities (based on original financing terms) of the manufacturer flooring plans payable for each of the next five years ending December 31 are as follows (in thousands):

2004	$11,044
2005	13,679
2006	14,147
2007	11,548
2008	1,214
Thereafter	137

$51,769

(9)    Accrued Expenses Payable and Other Liabilities

        Accrued expenses payable and other liabilities consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Payroll and related liabilities	$7,129	$5,087
Sales, use and property taxes	2,824	2,531
Accrued interest	1,862	1,429
Deferred revenue	1,616	1,610
Accrued insurance	1,560	990
Other	910	682

	$15,901	$12,329

(10)    Notes Payable

        A summary of notes payable as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Notes payable to a financial institution maturing through 2008.
Payable in monthly installments of approximately $19. Interest ranges from 4.25% to 7.63%. Notes are collateralized by real estate.	$838	$1,018
Notes payable to suppliers maturing through 2005.
Payable in monthly installments of approximately $11. Interest is at 2.9%. Notes are collateralized by equipment.	175	304
Notes payable to finance companies maturing through 2006.
Payable in monthly installments of approximately $3. Interest ranges from 9.5% 10.5%. Notes are collateralized by equipment.	50	80

	$1,063	$1,402

        Maturities of notes payable for each of the next five years ending December 31, are as follows (in thousands):

2004	$342
2005	258
2006	185
2007	181
2008	97

$1,063

(11)    Convertible and Preferred Securities

Senior Exchangeable Preferred Units

        In connection with the August 10, 2001 recapitalization, BRS purchased for $10.0 million in cash 10,000 units of $1,000 par value Senior Exchangeable Preferred Units. These units included a 10%

liquidation value compounded semi-annually from their issuance date. The liquidation value is to include the par value plus any accreted value to be paid. At any time prior to July 31, 2006, the holders of the Senior Exchangeable Preferred Units could have exchanged any part of the liquidation value of these units into a senior subordinated promissory note of either the Company or its subsidiary, at the election of the holder. The difference between the carrying value and liquidation value was accreted through periodic charges to accumulated deficit.

Senior Subordinated Preferred Units.

        In connection with the August 10, 2001 recapitalization, the Company issued 36,286,902 shares of $1,000 par value Senior Subordinated Preferred Units. These units included at 8% liquidation value compounded semi-annually from their issuance date. The liquidation value as of December 31, 2001 included the par value plus any accreted value to be paid under the terms of the agreement. The Senior Subordinated Preferred Units could be redeemed at the discretion of the Company's Board of Directors. The Company's Board of Directors is subject to voting control of BRS, who have voting control of the Company. The differences between the carrying value and the liquidation value was accreted through periodic charges to accumulated deficit.

Series A Senior Preferred Units

        In connection with the August 10, 2001 recapitalization, the Company issued 1,235,229 shares of $1,000 par value Senior Series A Preferred Units. These units included a 12% liquidation value compounded semi-annually from their issuance date. The liquidation value was to include the par value plus any accreted value to be paid under the terms of the agreement. These units could be redeemed at the discretion of the Company's Board of Directors.

Junior Preferred Units

        In connection with the August 10, 2001 recapitalization, the Company issued 5,000 shares of $1,000 par value Junior Preferred Units. These units included an 8% liquidation value compounded semi-annually from their issuance date. The liquidation value was to include the par value plus any accreted value to be paid under the terms of the agreement. These units could be redeemed at the discretion of the Company's Board of Directors.

        In connection with the Company's reorganization and acquisition of ICM in June 2002 (see Note 3), the Senior Exchangeable Preferred Units, the Senior Subordinated Preferred Units, the Series A Senior Preferred Units and the Junior Preferred Units were converted to member's interest.

(12)    Capital Lease Obligations

        The Company leases various equipment under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the future minimum lease payments or the fair value of the assets. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation expense.

        Following is a summary of assets held under capital leases at December 31, 2003 and 2002 (in thousands):

	2003	2002
Rental equipment	$18,879	$18,918
Data processing equipment	—	278

	18,879	19,196
Less accumulated amortization	(5,308)	(3,588)

	$13,571	$15,608

        Future minimum lease payments under capital leases as of December 31, 2003 are as follows (in thousands):

2004	$4,318
2005	1,288

Total minimum lease payments	5,606
Less amount representing interest	(255)

Total present value of future minimum payments with interest ranging from 5.0% to 9.5%	$5,351

(13)    Senior Secured Notes, Senior Subordinated Notes and Senior Secured Credit Facility

        In connection with the reorganization of the Company and acquisition of ICM (see Note 3), the Company issued $200.0 million aggregate principal amount of 11 1/8% senior secured notes and $53.0 million aggregate principal amount of 12 1/2% senior subordinated notes and entered into a new senior secured credit facility. The senior secured credit facility is comprised of a $150.0 million revolving line of credit. The proceeds from the senior secured notes, senior subordinated notes and senior secured credit facility were used to payoff the existing credit facilities of the two companies which had aggregate outstanding balances of approximately $306.4 million, repay senior subordinated promissory notes of approximately $13.3 million, and pay for financing costs of approximately $13.5 million. The deferred financing costs are being amortized to interest expense over the life of the respective related debt using the effective interest rate method.

Senior Secured Notes

        On June 17, 2002, the Company issued $200.0 million aggregate principal amount of 11 1/8% Senior Secured Notes due 2012. The following table reconciles the $200.0 million Senior Secured Notes to the December 31, 2003 balance (in thousands):

Aggregate principal amount issued	$200,000
Initial purchasers' discount	(1,474)
Initial purchasers' discount amortization (June 17, 2002 through December 31, 2003)	134

Senior Secured Notes balance at December 31, 2003	$198,660

        The net proceeds from the sale of the notes were approximately $190.7 million (after deducting the initial purchasers' discount and related financing costs). Interest on the notes is paid semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. The notes mature on June 15, 2012 and are guaranteed by the Company's domestic subsidiaries (see Note 20). The notes are secured by junior security interests in substantially all of the assets of H&E Equipment Services. The Company, at its option, may redeem the notes on or after June 15, 2007, at specified redemption prices, which range from 105.563% in 2007 to 100.0% in 2010 and thereafter. In addition, at any time on or prior to June 15, 2005, the Company may redeem up to 35% of the outstanding notes at a redemption price of 111.125% with the net proceeds of certain equity offerings. The indenture governing the notes contains certain restrictive covenants including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens and guarantees, (iv) dividends and other payments, (v) preferred stock of subsidiaries, (vi) transactions with affiliates, (vii) sale and leaseback transactions, and (viii) the Company's ability to consolidate, merge or sell all or substantially all of its assets.

Senior Subordinated Notes

        On June 17, 2002, the Company issued $53.0 million aggregate principal amount of 12 1/2% Senior Subordinated Notes due 2013. The following table reconciles the $53.0 million Senior Subordinated Notes to the December 31, 2003 balance (in thousands):

Aggregate principal amount issued	$53,000
Initial purchasers' discount	(10,591)
Initial purchasers' discount amortization (June 17, 2002 through December 31, 2003)	601

Senior Subordinated Notes balance at December 31, 2003	$43,010

        The net proceeds from the sale of the notes were approximately $40.7 million (after deducting the initial purchasers' discount and related financing costs). Interest on the notes is paid semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. The notes mature on June 15, 2013 and are guaranteed by the Company's domestic subsidiaries (see Note 20). The notes are senior to all other subordinated debt and are unsecured. The Company, at its option, may redeem the notes on or after June 15, 2007, at specified redemption prices which range from 106.250% in 2007 to

100.0% in 2010 and thereafter. In addition, at any time prior to June 15, 2005, the Company may redeem up to 35% of the outstanding notes at a redemption price of 112.50% with the net proceeds of certain equity offerings. The indenture governing the notes contains certain restrictive covenants including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens and guarantees, (iv) dividends and other payments, (v) preferred stock of subsidiaries, (vi) transactions with affiliates, (vii) sale and leaseback transactions, and (viii) the Company's ability to consolidate, merge or sell all or substantially all of its assets.

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

Senior Secured Credit Facility

        In accordance with the amended senior secured credit facility, the Company may borrow up to $150 million depending upon the availability of borrowing base collateral consisting of eligible trade receivables, inventories, property and equipment, and other assets. The amended senior secured credit facility bears interest at LIBOR plus 300 basis points and matures February 10, 2009. The credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company's domestic subsidiaries (see Note 20). The balance outstanding on the amended senior secured credit facility as of December 31, 2003 was approximately $44.0 million. Additional borrowings available under the terms of the amended senior secured credit facility as of December 31, 2003 totaled $81.7 million based on the borrowing base collateral value of assets. However, based on the Company's financial covenants and taking into account the standby letters of credit outstanding, availability under the amended senior secured credit facility was approximately $22 million as of December 31, 2003. The average interest rate on outstanding borrowings for the year ended December 31, 2003 was 5.4%.

        If at any time an event of default exists, the interest rate on the amended senior secured credit facility will increase by 2.0% per annum. The Company is also required to pay a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

        In accordance with the terms of the amended senior secured credit facility, the Company must comply with certain restrictive financial covenants and must maintain certain financial ratios. The

Company is required to, among other things, satisfy certain financial tests relating to (a) the maximum senior debt to tangible assets ratio, (b) maximum leverage ratio, (c) maximum adjusted leverage ratio, (d) minimum utilization rate of equipment inventory ratio, (e) minimum adjusted interest coverage ratio and (f) maximum property and equipment capital expenditures.

        As a result of the Company recording the estimated loss from litigation (see Note 15), on May 14, 2003, the Company's senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

  1.
  exclude the loss from litigation from the calculation of Company's earnings before interest, taxes, depreciation and amortization.

  2.
  adjust the maximum leverage ratio and the maximum adjusted leverage ratio, respectively, to 5.20x from 4.60x for the remaining term of the credit agreement. The minimum adjusted interest coverage ratio was adjusted to 1.25x from 1.45x through 2004. In 2005, the ratio increases to 1.30x with an additional increase to 1.40x in 2006 through the remainder of the agreement.

  3.
  increase the maximum amount of letters of credit allowed under the amended senior credit facility to $30.0 million from $10.0 million.

  4.
  institute a pricing grid such that if excess availability (defined as the total borrowing base assets less total outstanding borrowings):

  a.
  falls below $90.0 million, the interest rate and letter of credit fee increase by 25 basis points,

  b.
  falls below $50.0 million, the interest rate and letter or credit fee increase an additional 25 basis points.

  5.
  institute a $20.0 million block on availability based on the total borrowing base assets.

        On May 14, 2003, the Company paid a loan amendment fee of $0.4 million that will be amortized over the remaining term of the loan.

        On February 10, 2004, the Company's senior secured credit agreement was further amended to extend the maturity date and to modify certain restrictive financial covenants and financial ratios, providing additional liquidity. Principally, the amendment:

  1.
  extends the maturity date of the senior secured credit facility to February 2009.

  2.
  eliminates the maximum leverage ratio covenant.

  3.
  increases the adjusted maximum leverage ratio covenant from 5.2x to 5.8x for each quarter in the first year; 5.7x for each quarter in the second year; 5.4x for each quarter in the third year; 5.3x for each quarter in the fourth year; and 5.2x for each quarter in the fifth year. The minimum adjusted interest coverage ratio is set at 1.25x for each quarter through 2005; 1.35x for each quarter in 2006 and 2007; and 1.40x for each quarter in 2008 and through the remaining term of the agreement.

  4.
  increases the block on availability of assets from $20.0 million to $30.0 million based on the total borrowing base assets.

  5.
  reduces the advance rate on rental fleet assets to 75 percent from 80 percent of orderly liquidation value.

        On February 10, 2004, the Company paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan.

(14)    Income Taxes

        Income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001, consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2003:
U.S. Federal	$67	$—	$67
State	(43)	—	(43)

	$24	$—	$24

Year ended December 31, 2002:
U.S. Federal	$—	$(1,091)	$(1,091)
State	20	(200)	(180)

	$20	$(1,291)	$(1,271)

Year ended December 31, 2001:
U.S. Federal	$—	$1,589	$1,589
State	(356)	210	(146)

	$(356)	$1,799	$1,443

        Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Accounts receivable	$1,212	$1,371
Inventories	469	433
Net operating losses	59,973	42,157
AMT credit	832	832
Sec 263A costs	489	577
Non-deductible accrued liabilities	8,483	1,100
Goodwill	14,374	15,957
Deferred compensation	2,595	2,661
Accrued interest	1,546	1,227
Interest expense-high yield debt	—	1,013
Sec 754 adjustment	9,528	10,707
Other assets	379	307

	99,880	78,342
Valuation allowance	(39,930)	(20,453)

	59,950	57,889
Deferred tax liabilities:
Property and equipment	(58,430)	(56,309)
Investments	(1,520)	(1,520)
Other	—	(60)

	(59,950)	(57,889)

Net deferred tax assets	$—	$—

        The difference between income taxes computed using statutory federal income tax rates and the effective corporate rates are as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Computed tax at statutory rates	$(17,479)	$(4,877)	$1,605
Non-deductible expenses	411	577	240
State income tax—net of federal tax effect	(2,079)	(119)	(96)
Increase in valuation allowance	19,478	3,107	—
Other	(307)	41	(306)

	$24	$(1,271)	$1,443

        At December 31, 2003, the Company had available net operating loss carryforwards of approximately $157.8 million, which expire in varying amounts from 2019 through 2023. The Company also had federal alternative minimum tax credit carryforwards at December 31, 2003 of approximately

$0.8 million which do not expire. The utilization of all or some of these loss carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.

        Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryback and carryforward periods permitted by the current law to allow for the utilization of certain carryforwards and other tax attributes. Therefore, a valuation allowance of $39.9 million has been established to reduce the deferred tax assets as of December 31, 2003.

(15)    Commitments and Contingencies

Operating Leases

        The Company leases certain property and rental equipment under non-cancelable operating lease agreements expiring at various dates through 2018. Rent expense on property and rental equipment under non-cancelable operating lease agreements for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $24,343,000, $21,023,000 and $18,340,000, respectively.

        Future minimum operating lease payments, in the aggregate, for each of the next five years ending December 31 are as follows (in thousands):

2004	$22,467
2005	21,334
2006	17,599
2007	9,018
2008	2,827
Thereafter	9,060

$82,305

Legal Matters

        In July 2000, a complaint was filed by a competitor of the Company in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the Court). On May 2, 2003. the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, the Company recorded a $17.0 million loss for estimated damages, plaintiff's attorneys fees and other costs in the first quarter of 2003.

        On August 13, 2003, the Court entered the final judgment in the amount of $17.4 million consisting of damages, plaintiff's attorneys fees and accrued statutory interest. Accordingly, the Company recorded an additional $0.4 million loss from litigation during the third quarter of 2003. On September 11, 2003, the Company filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, the Company issued an irrevocable standby letter of credit for $19.0 million, representing the amount of judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If at the end of sixteen months, the appeal is still pending, the Company will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). Going forward, the Company will expense any statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, the Company pays the lenders a 300 basis point fee on the amount available for issuance.

        While management is appealing this judgment, management believes that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on the Company's business or financial condition.

        The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Employment Contracts

        The Company has entered into employment contracts with various officers and members, which provide for annual payments to the officers and members, subject to their continued employment with the Company. The employment contracts mature on December 31, 2006 and require aggregate annual payments of approximately $885,000 with bonuses at the discretion of the Board of Directors.

Letters of Credit

        The Company had outstanding letters of credit totaling $24,338,000 and $470,000 as of December 31, 2003 and 2002, respectively.

(16)    Employee Benefit Plan

        The Company offers its employees participation in a qualified 401(k)/profit-sharing plan which requires the Company to match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $657,000, $609,000 and $250,000, respectively, to this plan.

(17)    Deferred Compensation Plans

        In connection with the acquisition of ICM, the Company assumed a nonqualified employee deferred compensation plan under which certain employees had previously elected to defer a portion of their annual compensation. Participants in the plan can no longer defer compensation. Compensation previously deferred under the plan is payable upon the termination, disability or death of the participants. The plan accumulates interest each year at a bank's prime rate in effect as of the beginning of January. This rate remains constant throughout the year. The effective rate for the 2003 plan year was 4.25 percent. The aggregate deferred compensation payable (including accrued interest of $2,413,000) at December 31, 2003 was $4,243,000.

        The Company also assumed, in connection with the acquisition of ICM, a liability for subordinated deferred compensation for certain officers and members of the Company. Compensation deferred is payable in December 2013 and is subordinate to all other debt. Interest is accrued quarterly at a rate of 13 percent per annum. The aggregate deferred compensation payable (including accrued interest of $1,655,000) at December 31, 2003 was $6,655,000.

(18)    Related Party Transactions

        For the three years ended December 31, 2003, the Company leased certain facilities from companies controlled by officers and members. The lease terms range from 5 to 20 years with expiration dates ranging from 2005 to 2018. Total rent paid during the years ended December 31, 2003, 2002 and 2001 was $2,743,000, $1,740,000 and $471,000, respectively.

        The Company placed a portion of its liability insurance through an insurance agency, related through common ownership, for $5,694,000, $3,096,000 and $2,017,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company purchased products and services from and sold products and services to an equipment company, related through common ownership, for the year ended December 31, 2003 for $573,000 and $194,000, respectively. Amounts owed this equipment company were $21,000 and amounts due from this equipment company were $11,000 as of December 31, 2003.

        The Company owed companies related through common ownership $7,000 at December 31, 2003 and 2002. The Company had no sales transactions with these affiliated companies during 2003 and 2002.

        The Company rented equipment from an officer for $462,000 for the year ended December 31, 2001. The equipment was purchased from the officer for $3,000,000 during 2001.

        The Company had a management agreement with an affiliate, under which the Company was obligated to pay the greater of $500,000 or 1% of earnings before interest, taxes, depreciation and amortization. The total paid for the years ended December 31, 2002 and 2001 was $670,000 and $530,000, respectively. The management agreement terminated on June 17, 2002.

        In connection with the acquisition of ICM, the Company entered into a management agreement with an affiliate payable in the greater of $2 million annually or 1.75% of annual earnings before interest, taxes, depreciation and amortization, excluding operating lease expense, plus all reasonable out-of-pocket expenses. The total amount paid to the affiliate under the management agreement for the years ended December 31, 2003 and 2002 was $1,549,000 and $1,085,000, respectively. The Company had a receivable from the affiliate of $229,000 and $210,000 as of December 31, 2003 and 2002, respectively.

        In connection with the recapitalization of H&E in 1999, the Company entered into a $3,000,000 consulting and non-competition agreement with a former stockholder of the Company. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. The stockholder was obligated to provide consulting services to the Company and was to comply with the non-competition provision set forth in the Recapitalization Agreement among the Company and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of the stockholder during the term of the agreement, the payments that otherwise would have been payable to the stockholder under the agreement shall be paid to his heirs. Due to the stockholder passing away during 2003, the Company will not be provided any further consulting services. Therefore, the Company recorded a $1.3 million expense for the present value of the remaining future payments. The total amount paid under this agreement was $300,000 for each of the years ended December 31, 2003, 2002 and 2001.

        The Company had consulting and noncompetition agreements with two former stockholders of Coastal Equipment, Inc., acquired in 1999, for $1,000,000, payable in four annual installments of $250,000 beginning March 1, 2000 and ending March 31, 2003.

        During the years ended December 31, 2003, 2002 and 2001, the Company paid approximately $204,000, $255,000, and $206,000, respectively, in fees to a charter aircraft company in which the Chief Executive Officer has ownership. The Company had a receivable from the charter aircraft company of approximately $66,000 and $101,000 as of December 31, 2003 and 2002, respectively.

        During the years ended December 31, 2003 and 2002, the Company expensed $766,000 and $360,000, respectively, for interest earned under a deferred compensation plan for the chairman and an executive officer (see Note 17).

(19)    Segment Information

        The Company has identified five reportable segments: equipment rentals, new equipment sales, used equipment sales, parts sales and service revenue. These segments are based upon how management of the Company allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. There were no sales between segments for any of the periods presented. Selling, general, and administrative expenses as well as all other income and expense items below gross profit are not generally allocated to reportable segments. The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents information about the Company's reportable segments (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues:
Equipment rentals	$153,851	$136,624	$98,696
New equipment sales	81,692	72,143	84,138
Used equipment sales	70,926	52,487	59,441
Parts sales	53,658	47,218	36,524
Service revenue	33,349	27,755	19,793

Total segmented revenues	393,476	336,227	298,592
Non-segmented revenues	20,206	15,473	10,925

Total revenues	$413,682	$351,700	$309,517

Gross Profit:
Equipment rentals	$49,575	$52,745	$45,538
New equipment sales	7,526	6,088	6,696
Used equipment sales	13,719	9,461	8,063
Parts sales	14,572	13,207	9,448
Service revenue	20,306	16,317	11,687

Total gross profit from revenues	105,698	97,818	81,432
Non-segmented gross profit (loss)	568	(1,340)	(3,514)

Total gross profit	$106,266	$96,478	$77,918

	Years Ended December 31,
	2003	2002
Segment identified assets:
Equipment sales	$29,091	$31,283
Equipment rentals	259,282	314,892
Parts and service	14,987	16,709

Total segment identified assets	303,360	362,884
Non-segment identified assets	98,594	105,460

Total assets	$401,954	$468,344

The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's sales on an overall or segment basis for any of the periods presented.

(20)    Condensed Consolidating Financial Information of Guarantor Subsidiaries

        All of the indebtedness of H&E Equipment Services is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc. The guarantor subsidiaries are all wholly-owned and the guarantees, made on a joint and several basis, are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services' ability to obtain funds from the guarantor subsidiaries by dividend or loan.

        The condensed consolidating financial statements of H&E Equipment Services and its subsidiaries are included below. The condensed financial statements for H&E Finance Corp., the subsidiary co-issuer, is not presented because H&E Finance Corp. has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of December 31, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Cash	$3,868	$23	$—	$3,891
Receivables, net	61,318	1,297	—	62,615
Inventories, net	42,783	1,295	—	44,078
Prepaid expenses and other assets	2,521	—	—	2,521
Rental equipment, net	250,426	8,856	—	259,282
Property and equipment, net	14,872	256	—	15,128
Deferred financing costs, net	11,235	—	—	11,235
Investment in guarantor subsidiaries	4,464	—	(4,464)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$394,691	$11,727	$(4,464)	$401,954

Liabilities and Member's Equity (Deficit):
Amount due on senior secured credit facility	$39,679	$4,279	$—	$43,958
Accounts payable	91,446	—	—	91,446
Accrued expenses payable and other liabilities	15,741	160	—	15,901
Intercompany balance	(2,824)	2,824	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,235	—	—	1,235
Notes payable	1,063	—	—	1,063
Senior secured notes, net of discount	198,660	—	—	198,660
Senior subordinated notes, net of discount	43,010	—	—	43,010
Capital lease obligations	5,351	—	—	5,351
Deferred compensation payable	10,898	—	—	10,898

Total liabilities	421,693	7,263	—	428,956

Member's equity (deficit)	(27,002)	4,464	(4,464)	(27,002)

Total liabilities and member's equity (deficit)	$394,691	$11,727	$(4,464)	$401,954

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of December 31, 2002
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Cash	$3,331	$67	$—	$3,398
Receivables, net	64,742	403	—	65,145
Inventories	46,535	1,457	—	47,992
Prepaid expenses and other assets	1,941	4	—	1,945
Rental equipment, net	309,006	5,886	—	314,892
Property and equipment, net	19,031	125	—	19,156
Deferred financing costs, net	12,612	—	—	12,612
Investment in guarantor subsidiaries	4,841	—	(4,841)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$465,243	$7,942	$(4,841)	$468,344

Liabilities and Member's Equity:
Amount due on senior secured credit facility	$71,499	$5,225	$—	$76,724
Accounts payable	91,125	88	—	91,213
Accrued expenses payable and other liabilities	12,309	20	—	12,329
Intercompany balance	2,232	(2,232)	—	—
Notes payable	1,402	—	—	1,402
Senior secured notes, net of discount	198,570	—	—	198,570
Senior subordinated notes, net of discount	42,602	—	—	42,602
Capital lease obligations	10,841	—	—	10,841
Deferred compensation payable	10,233	—	—	10,233

Total liabilities	440,813	3,101	—	443,914

Member's equity	24,430	4,841	(4,841)	24,430

Total liabilities and member's equity	$465,243	$7,942	$(4,841)	$468,344

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$149,092	$4,759	$—	$153,851
New equipment sales	79,534	2,158	—	81,692
Used equipment sales	66,948	3,978	—	70,926
Parts sales	52,278	1,380	—	53,658
Service revenue	32,479	870	—	33,349
Other	19,636	570	—	20,206

Total revenues	399,967	13,715	—	413,682

Cost of Revenues:
Rental depreciation	53,135	1,797	—	54,932
Rental expense	48,410	934	—	49,344
New equipment sales	72,224	1,942	—	74,166
Used equipment sales	54,281	2,926	—	57,207
Parts sales	38,117	969	—	39,086
Service revenue	12,748	295	—	13,043
Other	18,890	748	—	19,638

Total cost of revenues	297,805	9,611	—	307,416

Gross Profit:
Equipment rentals	47,547	2,028	—	49,575
New equipment sales	7,310	216	—	7,526
Used equipment sales	12,667	1,052	—	13,719
Parts sales	14,161	411	—	14,572
Service revenue	19,731	575	—	20,306
Other	746	(178)	—	568

Gross profit	102,162	4,104	—	106,266

Selling, general and administrative expenses	96,197	3,675	—	99,872
Loss from litigation	17,434	—	—	17,434
Related party expense	1,275	—	—	1,275
Equity in loss of guarantor subsidiaries	(377)	—	377	—
Gain on sale of property and equipment	42	38	—	80

Income (loss) from operations	(13,079)	467	377	(12,235)

Other income (expense):
Interest expense	(38,547)	(847)	—	(39,394)
Other, net	218	3	—	221

Total other expense, net	(38,329)	(844)	—	(39,173)

Loss before income taxes	(51,408)	(377)	377	(51,408)
Income tax provision	24	—	—	24

Net loss	$(51,432)	$(377)	$377	$(51,432)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31, 2002
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$134,030	$2,594	$—	$136,624
New equipment sales	71,298	845	—	72,143
Used equipment sales	50,368	2,119	—	52,487
Parts sales	46,563	655	—	47,218
Service revenue	27,351	404	—	27,755
Other	15,416	57	—	15,473

Total revenues	345,026	6,674	—	351,700

Cost of Revenues:
Rental depreciation	45,619	852	—	46,471
Rental expense	36,723	685	—	37,408
New equipment sales	65,355	700	—	66,055
Used equipment sales	41,500	1,526	—	43,026
Parts sales	33,561	450	—	34,011
Service revenue	11,318	120	—	11,438
Other	16,768	45	—	16,813

Total cost of revenues	250,844	4,378	—	255,222

Gross Profit:
Equipment rentals	51,688	1,057	—	52,745
New equipment sales	5,943	145	—	6,088
Used equipment sales	8,868	593	—	9,461
Parts sales	13,002	205	—	13,207
Service revenue	16,033	284	—	16,317
Other	(1,352)	12	—	(1,340)

Total gross profit	94,182	2,296	—	96,478

Selling, general and administrative expenses	80,466	1,828	—	82,294
Equity in earnings of guarantor subsidiaries	513	—	(513)	—
Gain on sale of property and equipment	45	14	—	59

Income from operations	14,274	482	(513)	14,243

Other income (expense):
Interest expense	(28,951)	(4)	—	(28,955)
Other, net	365	7	—	372

Total other income (expense), net	(28,586)	3	—	(28,583)

Income (loss) before income taxes	(14,312)	485	(513)	(14,340)
Income tax benefit	(1,243)	(28)	—	(1,271)

Net income (loss)	$(13,069)	$513	$(513)	$(13,069)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$(51,432)	$(377)	$377	$(51,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	3,803	88	—	3,891
Depreciation on rental equipment	53,135	1,797	—	54,932
Amortization of loan discounts and deferred financing costs	2,394	—	—	2,394
Provision for losses on accounts receivable	1,209	60	—	1,269
Gain on sale of property and equipment	(42)	(38)	—	(80)
Gain on sale of rental equipment	(10,756)	(968)	—	(11,724)
Equity in loss of guarantor subsidiaries	377	—	(377)	—
Changes in operating assets and liabilities:
Receivables, net	2,215	(954)	—	1,261
Inventories, net	(3,850)	(518)	—	(4,368)
Prepaid expenses and other assets	(580)	4	—	(576)
Accounts payable	321	(88)	—	233
Accrued expenses payable and other liabilities	4,742	140	—	4,882
Intercompany balance	(5,056)	5,056	—	—
Accrued loss from litigation	17,434	—	—	17,434
Deferred compensation payable	665	—	—	665

Net cash provided by operating activities	14,579	4,202	—	18,781

Cash flows from investing activities:
Purchases of property and equipment	(2,256)	(227)	—	(2,483)
Purchases of rental equipment	(23,334)	(6,691)	—	(30,025)
Proceeds from sale of property and equipment	2,654	46	—	2,700
Proceeds from sale of rental equipment	47,707	3,572	—	51,279

Net cash provided by (used in) investing activities	24,771	(3,300)	—	21,471

Cash flows from financing activities:
Payment of deferred financing costs	(1,089)	—	—	(1,089)
Borrowings on senior secured credit facility	385,504	—	—	385,504
Payments on senior secured credit facility	(417,324)	(946)	—	(418,270)
Payment of related party obligation	(75)	—	—	(75)
Principal payments of notes payable	(339)	—	—	(339)
Payments on capital lease obligations	(5,490)	—	—	(5,490)

Net cash used in financing activities	(38,813)	(946)	—	(39,759)

Net increase (decrease) in cash	537	(44)	—	493
Cash, beginning of year	3,331	67		3,398

Cash, end of year	$3,868	$23	$—	$3,891

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2002
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income (loss)	$(13,069)	$513	$(513)	$(13,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on property and equipment	2,926	94	—	3,020
Depreciation on rental equipment	44,725	1,746	—	46,471
Amortization of loan discounts and deferred financing costs	1,091	—		1,091
Provision for losses on accounts receivable	1,517	—	—	1,517
Gain on sale of property and equipment	(45)	(14)	—	(59)
Gain on sale of rental equipment	(5,798)	(528)	—	(6,326)
Deferred income taxes	(1,306)	—	—	(1,306)
Equity in earnings of guarantor subsidiaries	(513)	—	513	—
Changes in operating assets and liabilities, net of business combination:
Receivables, net	(3,400)	255	—	(3,145)
Inventories	(15,319)	(548)	—	(15,867)
Prepaid expenses and other assets	1,382	51	—	1,433
Accounts payable	11,996	(2,837)	—	9,159
Accrued expenses payable and other liabilities	(4,518)	5,978	—	1,460
Deferred compensation payable	490	—	—	490

Net cash provided by operating activities	20,159	4,710	—	24,869

Cash flows from investing activities:
Purchases of property and equipment	(3,755)	(66)	—	(3,821)
Purchases of rental equipment	(51,779)	(140)	—	(51,919)
Proceeds from sale of property and equipment	115	—	—	115
Proceeds from sale of rental equipment	31,953	1,785	—	33,738
Cash acquired in ICM business combination	3,643	—	—	3,643

Net cash (used in) provided by investing activities	(19,823)	1,579	—	(18,244)

Cash flows from financing activities:
Net proceeds from issuance of senior secured notes	198,526	—	—	198,526
Net proceeds from issuance of senior subordinated notes	50,009	—	—	50,009
Payments of amounts due to members	(13,347)	—	—	(13,347)
Payment of deferred financing costs	(13,466)	—	—	(13,466)
Borrowings on senior secured credit facility	436,081	—	—	436,081
Payments on senior secured credit facility	(651,575)	(6,914)	—	(658,489)
Principal payments of notes payable	(2,022)	—	—	(2,022)
Payments on capital lease obligations	(4,841)	—	—	(4,841)

Net cash used in financing activities	(635)	(6,914)	—	(7,549)

Net decrease in cash	(299)	(625)	—	(924)
Cash, beginning of year	3,630	692	—	4,322

Cash, end of year	$3,331	$67	$—	$3,398

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

H&E EQUIPMENT SERVICES L.L.C.
By:	/s/ JOHN M. ENGQUIST John M. Engquist Its: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ JOHN M. ENGQUIST John M. Engquist	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
By:	/s/ LINDSAY C. JONES Lindsay C. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
By:	/s/ GARY W. BAGLEY Gary W. Bagley	Chairman and Director	March 30, 2004
By:	/s/ BRUCE C. BRUCKMANN Bruce C. Bruckmann	Director	March 30, 2004
By:	/s/ HAROLD O. ROSSER Harold O. Rosser	Director	March 30, 2004
By:	/s/ J. RICE EDMONDS J. Rice Edmonds	Director	March 30, 2004
By:	/s/ JOHN T. SAWYER John T. Sawyer	Director	March 30, 2004
By:	/s/ KEITH E. ALESSI Keith E. Alessi	Director	March 30, 2004
By:	/s/ LAWRENCE C. KARLSON Lawrence C. Karlson	Director	March 30, 2004

Independent Auditors' Report on
Consolidated Financial Statement Schedule

The Board of Directors
H&E Equipment Services L.L.C.:

        Under date of February 20, 2004, we reported on the consolidated balance sheets of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, members' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the H&E Equipment Services L.L.C. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" in the year ended December 31, 2002.

/s/ KPMG LLP

Salt Lake City, Utah
February 20, 2004

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Impact of Acquisition	Balance at End of Year
Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$3,609	$1,269	$(1,690)	$—	$3,188
Allowance for inventory obsolescence	1,139	612	(516)	—	1,235

	$4,748	$1,881	$(2,206)	$—	$4,423

Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$708	$1,517	$(1,524)	$2,908	$3,609
Allowance for inventory obsolescence	533	121	(6)	491	1,139

	$1,241	$1,638	$(1,530)	$3,399	$4,748

Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$708	$556	$(556)	$—	$708
Allowance for inventory obsolescence	291	271	(29)	—	533

	$999	$827	$(585)	$—	$1,241

See accompanying independent auditors' report.

QuickLinks

TABLE OF CONTENTS
Forward-Looking Statements
PART I
PART II
PART III
Summary Compensation Table
Common Units Beneficial Ownership Table
Voting Preferred Units Beneficial Ownership Table
Independent Auditors' Report
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002 (Dollars in thousands, except share amounts)
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Dollars in thousands)
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Dollars in thousands)
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Dollars in thousands)
H&E EQUIPMENT SERVICES L.L.C. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)
SIGNATURES
Independent Auditors' Report on Consolidated Financial Statement Schedule
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Dollars in thousands)