Form 10-Q
period 2004-03-31
H&E EQUIPMENT SERVICES LLC
filed 2004-05-17
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

H&E EQUIPMENT SERVICES L.L.C.

TABLE OF CONTENTS

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
	(In thousands)
ASSETS
Cash	$2,836	$3,891
Receivables, net of allowance for doubtful accounts of $3,196 and $3,188, respectively	66,484	62,615
Inventories, net	41,784	44,078
Prepaid expenses and other assets	4,031	2,521
Rental equipment, net of accumulated depreciation of $110,904 and $113,546, respectively	242,453	259,282
Property and equipment, net of accumulated depreciation of $14,625 and $13,906, respectively	14,685	15,128
Deferred financing costs and other intangible assets, net of accumulated amortization of $3,251 and $2,751, respectively	11,954	11,235
Goodwill, net	3,204	3,204

Total assets	$387,431	$401,954

LIABILITIES AND MEMBER'S DEFICIT
Liabilities:
Amount due on senior secured credit facility	$45,281	$43,958
Accounts payable	78,697	91,446
Accrued expenses payable and other liabilities	24,873	15,901
Accrued loss from litigation	17,434	17,434
Related party obligation	1,193	1,235
Notes payable	961	1,063
Senior secured notes, net of discount	198,684	198,660
Senior subordinated notes, net of discount	43,123	43,010
Capital lease obligations	2,086	5,351
Deferred compensation payable	11,157	10,898

Total liabilities	423,489	428,956

Member's deficit	(36,058)	(27,002)

Total liabilities and member's deficit	$387,431	$401,954

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Revenues:
Equipment rentals	$35,552	$37,028
New equipment sales	25,297	20,370
Used equipment sales	23,262	18,410
Parts sales	13,908	12,205
Service revenue	8,610	8,587
Other	5,311	4,622

Total revenues	111,940	101,222

Cost of Revenues:
Rental depreciation	12,251	13,791
Rental expense	13,404	12,151
New equipment sales	22,874	18,579
Used equipment sales	18,564	14,598
Parts sales	9,972	8,929
Service revenue	3,282	3,353
Other	5,114	4,605

Total cost of revenues	85,461	76,006

Gross profit	26,479	25,216
Selling, general and administrative expenses	25,702	24,746
Loss from litigation	—	17,000
Gain (loss) on sale of property and equipment	27	(27)

Income (loss) from operations	804	(16,557)

Other Income (Expense):
Interest expense	(9,887)	(9,813)
Other, net	27	21

Total other expense, net	(9,860)	(9,792)

Net loss	$(9,056)	$(26,349)

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,056)	$(26,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	917	1,020
Depreciation on rental equipment	12,251	13,791
Amortization of loan discounts and deferred financing costs	637	636
Provision for losses on accounts receivable	364	55
Loss (gain) on sale of property and equipment	(27)	27
Gain on sale of rental equipment	(4,169)	(2,520)
Changes in operating assets and liabilities:
Receivables, net	(4,233)	2,205
Inventories, net	(2,674)	1,066
Prepaid expenses and other assets	(1,510)	(2,155)
Accounts payable	(12,749)	(18,034)
Accrued expenses payable and other liabilities	8,673	8,297
Accrued loss from litigation	—	17,000
Deferred compensation payable	259	237

Net cash used in operating activities	(11,317)	(4,724)

Cash flows from investing activities:
Purchases of property and equipment	(543)	(683)
Purchases of rental equipment	(4,195)	(8,584)
Proceeds from sale of property and equipment	96	1,736
Proceeds from sale of rental equipment	17,910	11,868

Net cash provided by investing activities	13,268	4,337

Cash flows from financing activities:
Borrowings on senior secured credit facility	107,708	106,328
Payments on senior secured credit facility	(106,385)	(105,112)
Payment of deferred financing costs	(887)	(227)
Payments of related party obligation	(75)	—
Principal payments on notes payable	(102)	(67)
Payments on capital lease obligations	(3,265)	(1,166)

Net cash used in financing activities	(3,006)	(244)

Net decrease in cash	(1,055)	(631)
Cash, beginning of period	3,891	3,398

Cash, end of period	$2,836	$2,767

See notes to condensed consolidated financial statements.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$4,968	$4,659
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,804	$2,061
Income taxes	—	97

        As of March 31, 2004 and December 31, 2003, the Company had $47.7 and $51.8 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

        As of March 1, 2004, the Company entered into a twelve month, non-competition agreement with a former vice-president. Accordingly, the Company recorded a $0.3 million intangible asset and accrued liability. The intangible asset will be amortized using the straight-line method over the term of the agreement.

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Basis of Presentation

        H&E Equipment Services L.L.C. (H&E Equipment Services or the Company) is a wholly-owned subsidiary of H&E Holdings L.L.C. (H&E Holdings). H&E Holdings is principally a holding company conducting all of its operations through H&E Equipment Services. The condensed consolidated financial statements include the results of operations of H&E Equipment Services and its wholly-owned subsidiaries H&E Finance Corp., GNE Investments, Inc. and Great Northern Equipment, Inc., collectively referred to herein as the Company.

        The nature of the the Company's business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, consistent with industry practice, the accompanying condensed consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

        H&E Equipment Services L.L.C. and its subsidiaries (as used herein, the "Company" and "H&E Equipment Services") is one of the largest integrated equipment rental, sales and service companies in the United States of America (United States). Unlike many of its competitors, which focus primarily on renting equipment, the Company also sells new and used equipment and provides extensive parts and service support. This integrated model enables the Company to effectively manage key aspects of its rental fleet through reduced equipment acquisition costs, efficient maintenance and profitable disposition of rental fleet equipment. Over the past 41 years, the Company has built an infrastructure that includes a network of 40 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of nearly 500 service technicians and separate and distinct rental and equipment sales forces. The Company generates a significant portion of its gross profit from its parts and service operations, which management believes, provides the Company with a more stable operating profile than companies that focus solely on renting equipment.

        The Company's operations are principally connected with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand for equipment or depressed rental rates and sales prices for the equipment the Company sells.

        The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States, and, accordingly, certain disclosures have been omitted. Results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The information included in this report should be read in conjunction with the financial statements and related notes included in the the Company's Form 10-K for the year ended December 31, 2003.

        The Company prepares the financial statements in accordance with accounting principles generally accepted in the United States. In applying many accounting principles, management makes assumptions, estimates and/or judgments. These assumptions, estimates and/or judgments are often subjective and may change based on changing circumstances or changes in management's analysis.

Material changes in these assumptions, estimates and/or judgments have the potential to materially alter the Company's results of operations.

Reclassifications

        Certain amounts in the prior-period condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-period condensed consolidated financial statements.

2.    Litigation

        The Company is party to various litigation matters, in most cases (except for the legal proceeding referred to below) involving ordinary and routine claims incidental to the Company's business. The Company cannot estimate with certainty the ultimate legal and financial liability with respect to such pending matters (excluding the legal proceeding referred to below). However, management believes, based on their examination of such matters, that the Company's ultimate liability will not have a material adverse effect on its business or financial condition.

        In July 2000, a complaint was filed by a competitor of the Company in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the Court). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, the Company recorded a $17.4 million loss for estimated damages, plaintiff's attorneys fees and other costs in 2003.

        On September 11, 2003, the Company filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, the Company issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If, at the end of sixteen months, the appeal is still pending, the Company will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). The Company will expense any additional statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, the Company pays a 300 basis point fee on the amount available for issuance.

        While the Company is appealing this judgment, management believes that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on its business or financial condition.

3.    Senior Secured Credit Facility

        On February 10, 2004, the Company amended its senior secured credit agreement dated June 17, 2002, governing its senior secured credit facility. Principally, this amendment:

  1.
  extended the maturity date of the amended senior secured credit facility to February 2009;

  2.
  eliminated the maximum leverage ratio covenant;

  3.
  increased the adjusted maximum leverage ratio covenant from 5.2x to 5.8x for each quarter in the first year; 5.7x for each quarter in the second year; 5.4x for each quarter in the third year; 5.3x for each quarter in the fourth year; and 5.2x for each quarter in the fifth year. The minimum adjusted interest coverage ratio is set at 1.25x for each quarter through 2005; 1.35x for each quarter in 2006 and 2007; and 1.40x for each quarter in 2008 and through the remaining term of the agreement;

  4.
  increased the block on availability of assets from $20.0 million to $30.0 million based on the total borrowing base assets; and

  5.
  reduced the advance rate on rental fleet assets to 75 percent from 80 percent of the orderly liquidation value.

        The Company paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan. Based on these covenant changes, the Company's availability under the amended senior secured credit facility was approximately $80.2 million as of March 31, 2004. As of March 31, 2004, the Company was in compliance with the financial covenants in place at that time.

4.    Segment Information

        The Company has identified five reportable segments; equipment rentals, new equipment sales, used equipment sales, parts sales and service revenues. These segments are based upon how management allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. Selling, general, and administrative expenses and all other income and expense items below gross profit are not generally allocated to reportable segments. The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents unaudited information about the Company's reportable segments (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Equipment rentals	$35,552	$37,028
New equipment sales	25,297	20,370
Used equipment sales	23,262	18,410
Parts sales	13,908	12,205
Service revenue	8,610	8,587

Total segmented revenues	106,629	96,600
Non-segmented revenues	5,311	4,622

Total revenues	$111,940	$101,222

Gross Profit:
Equipment rentals	$9,897	$11,086
New equipment sales	2,423	1,791
Used equipment sales	4,698	3,812
Parts sales	3,936	3,276
Service revenue	5,328	5,234

Total gross profit from revenues	26,282	$25,199
Non-segmented gross profit	197	17

Total gross profit	$26,479	$25,216

	As of March 31,	As of December 31,
	2004	2003
Segment Identified Assets:
Equipment sales, net	$26,578	$29,091
Equipment rentals, net	242,453	259,282
Parts sales and service revenue	15,206	14,987

Total segment identified assets	284,237	303,360
Non-segment identified assets	103,194	98,594

Total assets	$387,431	$401,954

        The Company operates in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's sales on an overall or segment basis for any of the periods presented.

5.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

        All of the indebtedness of H&E Equipment Services is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc. These guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services' ability to obtain funds from the guarantor subsidiaries by dividend or loan.

        The condensed consolidating financial information of H&E Equipment Services and its subsidiaries are included below. The condensed consolidating financial statements for H&E Finance Corp., the subsidiary co-issuer, is not presented because H&E Finance Corp. has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of March 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Cash	$2,823	$13	$—	$2,836
Receivables, net	64,497	1,987	—	66,484
Inventories, net	40,990	794	—	41,784
Prepaid expenses and other assets	4,031	—	—	4,031
Rental equipment, net	233,207	9,246	—	242,453
Property and equipment, net	14,391	294	—	14,685
Deferred financing costs and other intangible assets, net	11,954	—	—	11,954
Investment in guarantor subsidiaries	4,175	—	(4,175)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$379,272	$12,334	$(4,175)	$387,431

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Amount due on senior secured credit facility	$41,158	$4,123	$—	$45,281
Accounts payable	78,697	—	—	78,697
Accrued expenses payable and other liabilities	24,792	81	—	24,873
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,193	—	—	1,193
Inter-company balance	(3,955)	3,955	—	—
Notes payable	961	—	—	961
Senior secured notes, net of discount	198,684	—	—	198,684
Senior subordinated notes, net of discount	43,123	—	—	43,123
Capital lease obligations	2,086	—	—	2,086
Deferred compensation payable	11,157	—	—	11,157

Total liabilities	415,330	8,159	—	423,489

Member's equity (deficit)	(36,058)	4,175	(4,175)	(36,058)

Total liabilities and member's equity (deficit)	$379,272	$12,334	$(4,175)	$387,431

CONDENSED CONSOLIDATING BALANCE SHEET
(In thousands)

	As of December 31, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
ASSETS
Cash	$3,868	$23	$—	$3,891
Receivables, net	61,318	1,297	—	62,615
Inventories, net	42,783	1,295	—	44,078
Prepaid expenses and other assets	2,521	—	—	2,521
Rental equipment, net	250,426	8,856	—	259,282
Property and equipment, net	14,872	256	—	15,128
Deferred financing costs, net	11,235	—	—	11,235
Investment in guarantor subsidiaries	4,464	—	(4,464)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$394,691	$11,727	$(4,464)	$401,954

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Amount due on senior secured credit facility	$39,679	$4,279	$—	$43,958
Accounts payable	91,446	—	—	91,446
Accrued expenses payable and other liabilities	15,741	160	—	15,901
Intercompany balance	(2,824)	2,824	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,235	—	—	1,235
Notes payable	1,063	—	—	1,063
Senior secured notes, net of discount	198,660	—	—	198,660
Senior subordinated notes, net of discount	43,010	—	—	43,010
Capital lease obligations	5,351	—	—	5,351
Deferred compensation payable	10,898	—	—	10,898

Total liabilities	421,693	7,263	—	428,956

Member's equity (deficit)	(27,002)	4,464	(4,464)	(27,002)

Total liabilities and member's equity (deficit)	$394,691	$11,727	$(4,464)	$401,954

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$34,499	$1,053	$—	$35,552
New equipment sales	24,618	679		25,297
Used equipment sales	21,788	1,474	—	23,262
Parts sales	13,609	299	—	13,908
Service revenue	8,365	245	—	8,610
Other	5,187	124	—	5,311

Total revenues	108,066	3,874	—	111,940

Cost of Revenues:
Rental depreciation	11,820	431	—	12,251
Rental expense	13,131	273	—	13,404
New equipment sales	22,275	599	—	22,874
Used equipment sales	17,475	1,089	—	18,564
Parts sales	9,775	197	—	9,972
Service revenue	3,210	72	—	3,282
Other	4,882	232	—	5,114

Total cost of revenues	82,568	2,893	—	85,461

Gross profit	25,498	981	—	26,479
Selling, general and administrative expenses	24,629	1,073	—	25,702
Gain on sale of property and equipment	26	1	—	27
Equity in loss of guarantor subsidiaries	(289)	—	289	—

Income (loss) from operations	606	(91)	289	804

Other Income (Expense):
Interest expense	(9,676)	(211)	—	(9,887)
Other, net	14	13	—	27

Total other expense, net	(9,662)	(198)	—	(9,860)

Net loss	$(9,056)	$(289)	$289	$(9,056)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$36,207	$821	$—	$37,028
New equipment sales	20,128	242	—	20,370
Used equipment sales	17,682	730	—	18,410
Parts sales	11,927	278	—	12,205
Service revenue	8,359	227	—	8,587
Other	4,540	81	—	4,622

Total revenues	98,843	2,379	—	101,222

Cost of Revenues:
Rental depreciation	13,365	426	—	13,791
Rental expense	11,896	252	—	12,151
New equipment sales	18,379	201	—	18,579
Used equipment sales	14,059	541	—	14,598
Parts sales	8,736	193	—	8,929
Service revenue	3,281	72	—	3,353
Other	4,502	103	—	4,605

Total cost of revenues	74,218	1,788	—	76,006

Gross profit	24,625	591	—	25,216
Selling, general and administrative expenses	24,002	744	—	24,746
Loss from litigation	17,000	—	—	17,000
Gain (loss) on sale of property and equipment	(44)	17	—	(27)
Equity in loss of guarantor subsidiaries	(340)	—	340	—

Loss from operations	(16,761)	(136)	340	(16,557)

Other Income (Expense):
Interest expense	(9,610)	(203)	—	(9,813)
Other, net	22	(1)	—	21

Total other expense	(9,588)	(204)	—	(9,792)

Net loss	$(26,349)	$(340)	$340	$(26,349)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$(9,056)	$(289)	$289	$(9,056)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	885	32	—	917
Depreciation on rental equipment	11,820	431	—	12,251
Amortization of loan discounts and deferred financing costs	637	—	—	637
Provision for losses on accounts receivable	311	53	—	364
Gain on sale of property and equipment	(26)	(1)	—	(27)
Gain on sale of rental equipment	(3,818)	(351)	—	(4,169)
Deficit in earnings of guarantor subsidiaries	289	—	(289)	—
Changes in operating assets and liabilities:
Receivables, net	(3,490)	(743)	—	(4,233)
Inventories, net	(3,087)	413	—	(2,674)
Prepaid expenses and other assets	(1,510)	—	—	(1,510)
Accounts payable	(12,749)	—	—	(12,749)
Accrued expenses payable and other liabilities	8,752	(79)	—	8,673
Intercompany balance	(1,131)	1,131	—	—
Deferred compensation payable	259	—	—	259

Net cash (used in) provided by operating activities	(11,914)	597	—	(11,317)

Cash flows from investing activities:
Purchases of property and equipment	(473)	(70)	—	(543)
Purchases of rental equipment	(2,473)	(1,722)	—	(4,195)
Proceeds from sale of property and equipment	95	1	—	96
Proceeds from sale of rental equipment	16,570	1,340	—	17,910

Net cash provided by (used in) investing activities:	13,719	(451)	—	13,268

Cash flows from financing activities:
Borrowings on senior secured credit facility	107,708	—	—	107,708
Payments on senior secured credit facility	(106,229)	(156)	—	(106,385)
Payment of deferred financing costs	(887)	—	—	(887)
Payments on related party obligation	(75)	—	—	(75)
Principal payments on notes payable	(102)	—	—	(102)
Payments on capital lease obligations	(3,265)	—	—	(3,265)

Net cash used in financing activities	(2,850)	(156)	—	(3,006)

Net decrease in cash	(1,045)	(10)	—	(1,055)
Cash, beginning of period	3,868	23	—	3,891

Cash, end of period	$2,823	$13	$—	$2,836

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$(26,349)	$(340)	$340	$(26,349)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,002	18	—	1,020
Depreciation on rental equipment	13,365	426	—	13,791
Amortization of loan discounts and deferred financing costs	636	—	—	636
Provision for losses on accounts receivables	55	—	—	55
Loss (gain) on sale of property and equipment	44	(17)	—	27
Gain on sale of rental equipment	(2,351)	(169)	—	(2,520)
Equity in earnings of guarantor subsidiaries	340	—	(340)	—
Changes in operating assets and liabilities:
Receivables, net	1,994	211	—	2,205
Inventories, net	838	228	—	1,066
Prepaid expenses and other assets	(2,159)	4	—	(2,155)
Accounts payable	(17,946)	(88)	—	(18,034)
Accrued expenses payable and other liabilities	8,220	77	—	8,297
Intercompany balance	(1,972)	1,972	—	—
Accrued loss from litigation	17,000	—	—	17,000
Deferred compensation payable	237	—	—	237

Net cash (used in) provided by operating activities	(7,046)	2,322	—	(4,724)

Cash flows from investing activities:
Purchases of property and equipment	(645)	(38)	—	(683)
Purchases of rental equipment	(6,089)	(2,495)	—	(8,584)
Proceeds from sale of property and equipment	1,719	17	—	1,736
Proceeds from sale of rental equipment	11,273	595	—	11,868

Net cash provided by (used in) investing activities	6,258	(1,921)	—	4,337

Cash flows from financing activities:
Borrowings on senior secured credit facility	106,328	—	—	106,328
Payments on senior secured credit facility	(104,796)	(316)	—	(105,112)
Payment of deferred financing costs	(227)	—	—	(227)
Principal payments on notes payable	(67)	—	—	(67)
Payments on capital lease obligations	(1,166)	—	—	(1,166)

Net cash provided by (used in) financing activities	72	(316)	—	(244)

Net (decrease) increase in cash	(716)	85	—	(631)
Cash, beginning of period	3,331	67	—	3,398

Cash, end of period	$2,615	$152	$—	$2,767

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews our operations for the three months ended March 31, 2004 and 2003 and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included herein. The following discussion and analysis should also be read in conjunction with the financial statements and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2003.

Overview

        We are an integrated equipment rental, sales and service company located in the United States of America (United States) with a network of 40 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of service technicians and separate and distinct rental and equipment sales forces. In addition to renting equipment, we also sell new and used equipment and provide extensive parts and service support. We generate a significant portion of our gross profit from parts sales and service revenue.

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

  (ii)
  Sales of New Equipment—This category includes revenues from selling new equipment. We are one of the leading distributors of new products for nationally-recognized manufacturers in our four core product lines. Our new equipment distribution infrastructure facilitates a large, high-quality product support operation, creates a higher level of partnering with manufacturers and adds to our customer base, which often leads to additional rental, parts and service revenue.

  (iii)
  Sales of Used Equipment—This category includes revenues from selling used equipment. In the normal course of business activities, we routinely sell our used rental fleet equipment in order to adjust the size, composition and age of our rental fleet in response to changing market conditions and to maintain a modern, high-quality fleet.

  (iv)
  Parts Sales and Service Revenue—This category includes revenues from parts sales and maintenance and repair services to customers for their owned equipment.

        Our cost of revenues includes depreciation, maintenance, property taxes, equipment lease expense, and other miscellaneous costs of rental equipment, cost of equipment sold and cost of parts sales and service revenue.

        We believe a significant portion of our overall value is in the rental fleet equipment. Our rental fleet as of March 31, 2004, consisted of 12,969 units having an original acquisition cost (defined as the cost originally paid to manufacturers) of approximately $471.7 million and an average age of 42.5 months. This includes equipment financed with operating leases.

        Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We are constantly evaluating the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. We reduced our overall gross rental fleet, through the normal course of business activities, by approximately $83 million over the last five quarters. While we reduced the size of our equipment rental fleet, the mix among our four core product lines remained consistent with that of prior years. With our in-house service capabilities and extensive maintenance program, we believe our fleet is one of the best maintained and the newest in the industry.

        Not only is mix and age of our rental fleet impacted by the normal sales of used equipment from the rental fleet and the capital expenditures to acquire new rental fleet equipment, but so are our cash flows. During the first quarter of 2004, we continued to monitor our capital expenditures. In making acquisition decisions, we evaluated current market conditions, competition, manufacturers' availablity, pricing and return on investment over the estimated life of the specific equipment, among other things.

        With the short supply and high-cost of steel, our challenge now is getting new equipment. Lead times from manufacturers have lengthened and some manufacturers are placing dealers on allocations. Because of the timing and availability of new equipment, our first quarter capital expenditures for rental fleet equipment were less than anticipated, although we have placed orders and expect to take delivery in the second quarter of this year. We strive to manage our rental fleet relative to the current market demand.

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

        Revenue Recognition.    Our policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue is appropriately stated in the periods presented. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. Service revenue is recognized at the time the services are rendered. Other revenues consist primarily for rental equipment delivery and damage waiver charges.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect. Our estimate could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

        The following table sets forth selected statement of operations revenue data for the periods indicated (dollars in millions):

	Three Months Ended March 31,
			Total Dollar Change	Total Percent Change
	2004	2003
Revenues:
Equipment rentals:
Cranes	$4.6	$5.6	$(1.0)	(17.9)%
Aerial work platforms	21.4	21.2	0.2	0.9%
Earthmoving	5.0	5.2	(0.2)	(3.8)%
Lift trucks	1.9	2.1	(0.2)	(9.5)%
Other	2.7	2.9	(0.2)	(6.9)%

Total equipment rentals	35.6	37.0	(1.4)	(3.8)%

New equipment sales:
Cranes	13.0	12.0	1.0	8.3%
Aerial work platforms	2.6	1.5	1.1	73.3%
Earthmoving	6.7	2.5	4.2	168.0%
Lift trucks	2.3	2.5	(0.2)	(8.0)%
Other	0.7	1.9	(1.2)	(63.2)%

Total new equipment sales	25.3	20.4	4.9	24.0%

Used equipment sales:
Cranes	7.2	7.1	0.1	1.4%
Aerial work platforms	3.2	2.7	0.5	18.5%
Earthmoving	8.0	5.7	2.3	40.4%
Lift trucks	2.9	1.9	1.0	52.6%
Other	2.0	1.0	1.0	100.0%

Total used equipment sales	23.3	18.4	4.9	26.6%

Parts sales	13.9	12.2	1.7	13.9%
Service revenue	8.6	8.6	—	0.0%
Other	5.2	4.6	0.6	13.0%

Total revenues	$111.9	$101.2	$10.7	10.6%

        Total Revenues.    Our first quarter 2004 total revenues were $111.9 million compared to $101.2 million in the first quarter of 2003, an increase of $10.7 million or 10.6%. Our revenues are attributable to:

1.
Equipment Rental Revenues.    Our revenues from equipment rentals decreased $1.4 million, or 3.8% to $35.6 million for the first quarter of 2004 from $37.0 million for the first quarter of 2003. The decrease is primarily attributable to having reduced the overall gross rental fleet (through the normal course of our business activities) by approximately $83 million over the last 15 months and due to lower time utilization for cranes. Rental equipment dollar utilization (quarterly rental revenues annualized, divided by the average quarterly original rental fleet equipment cost of $481.7 million and $543.9 million for 2004 and 2003, respectively) was approximately 29.6% for the first quarter of 2004 compared to approximately 27.2% for the first quarter of 2003.

2.
New Equipment Sales Revenues.    Our new equipment sales increased $4.9 million, or 24.0% to $25.3 million for the first quarter of 2004 from $20.4 million for the first quarter of 2003. During 2004, our sales of new cranes, aerial work platforms and earthmoving equipment improved but were offset by lower sales of lift truck and other new equipment. Sales of new equipment fluctuate based upon customer demand for their projects.

3.
Used Equipment Sales Revenues.    Our used equipment sales increased $4.9 million, or 26.6%, to $23.3 million for the first quarter of 2004 from $18.4 million for the first quarter of 2003. In 2004, we sold our used equipment at approximately 125% of net book value compared to 126% in 2003.

4.
Parts Sales and Service Revenue.    Our parts sales and service revenue increased $1.7 million, or 8.2%, to $22.5 million for the first quarter of 2004 from $20.8 million for the first quarter of 2003. The $1.7 million increase was attributable to increased parts sales.

5.
Other Revenues.    Our other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $0.6 million during the first quarter of 2004.

        The following table sets forth selected statement of operations gross profit data for the periods indicated (dollars in millions):

	Three Months Ended March 31,
			Total Dollar Change	Total Percent Change
	2004	2003
Gross Profit:
Equipment rentals	$9.9	$11.1	$(1.2)	(10.8)%
New equipment sales:
Cranes	1.3	1.1	0.2	18.2%
Aerial work platforms	0.3	0.2	0.1	50.0%
Earthmoving	1.0	0.4	0.6	150.0%
Lift trucks	0.2	0.1	0.1	100.0%
Other	(0.4)	—	(0.4)	—%

Total new equipment sales	2.4	1.8	0.6	33.3%

Used equipment sales:
Cranes	1.4	1.4	—	0.0%
Aerial work platforms	0.5	0.6	(0.1)	(16.7)%
Earthmoving	1.4	1.1	0.3	27.3%
Lift trucks	0.8	0.5	0.3	60.0%
Other	0.6	0.2	0.4	200.0%

Total used equipment sales	4.7	3.8	0.9	23.7%

Parts sales	3.9	3.3	0.6	18.2%
Service revenue	5.3	5.2	0.1	1.9%
Other	0.3	—	0.3	—%

Total gross profit	$26.5	$25.2	$1.3	5.2%

        Total Gross Profit.    Our first quarter of 2004 total gross profit was $26.5 million compared to $25.2 million in the first quarter of 2003, an increase of $1.3 million, or 5.2%. Following is information concerning our gross profit:

  1.
  Equipment Rentals Gross Profit.    Our equipment rentals gross profit decreased $1.2 million, or 10.8%, for the first quarter of 2004 compared to the first quarter of 2003. The decrease is primarily due to lower equipment rental revenues, as previously discussed, higher maintenance and repair expenses and higher taxes on the rental fleet equipment, offset by lower depreciation expense.

    Depreciation expense on our rental equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense decreased approximately $1.5 million as a result of having less rental fleet. For the first quarter of 2004, our maintenance and repair expense increased approximately $0.4 million, primarily a result of aging the rental fleet. Taxes on the rental fleet increased $0.4 million. Re-rent expense increased $0.5 million. If customers need equipment that we do not have in our fleet and we do not want to purchase it, we will often rent it from other sources. Other miscellaneous rental expense, including fuel costs, increased approximately $0.3 million.

  2.
  New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $0.6 million, or 33.3%, to $2.4 million for the first quarter of 2004 compared to $1.8 million for the first quarter of 2003. The increase in new equipment sales gross profit is attributable primarily to increased revenues.

  3.
  Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $0.9 million, or 23.7%, to $4.7 million for the first quarter of 2004 from $3.8 million for the first quarter of 2003. The increase in used equipment sales gross profit is attributable primarily to increased revenues and the mix of equipment sold.

  4.
  Parts Sales and Service Revenue Gross Profit.    Our parts sales and service revenue gross profit increased $0.7 million, or 8.2%, to $9.2 million for the first quarter of 2004 from $8.5 million for the first quarter of 2003, primarily related to a parts sales increase of $0.6 million (due to increased revenues).

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $1.0 million, or 4.0%, to $25.7 million for the first quarter of 2004 from $24.7 million for the first quarter of 2003. However, SG&A expenses, as a percent of total revenues, were 23.0% for the first quarter of 2004 compared to 24.4% for the first quarter of 2003. Approximately $0.7 million of the increase relates to manager and sales commissions, incentives, benefits and other costs associated with improved revenues. The Company recorded $0.3 million more in self-insurance claim expenses, due primarily to higher automobile and hauling vehicle insurance expenses in the first quarter of 2004 than in the first quarter of 2003. Depreciation expense on property and equipment is recorded in SG&A expense and was $0.8 million for the first quarter of 2004 compared to $0.9 million for the first quarter of 2003.

        Loss from Litigation.    In July 2000, a complaint was filed by one of our competitors in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the Court). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, we recorded a $17.4 million loss for estimated damages, plaintiff's attorneys fees and other costs in 2003.

        On September 11, 2003, we filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, we issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If, at the end of sixteen months, the appeal is still pending, we will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). We will expense any additional statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, we pay a 300 basis point fee on the amount available for issuance.

        While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

        Income Taxes.    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. At the end of the first quarter of 2004 and 2003, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Liquidity and Capital Resources

Senior Secured Credit Facility Amendments

        On February 10, 2004, we amended the senior secured credit agreement dated June 17, 2002, governing our senior secured credit facility. Principally, this amendment:

  1.
  extended the maturity date of the amended senior secured credit facility to February 2009;

  2.
  eliminated the maximum leverage ratio covenant;

  3.
  increased the adjusted maximum leverage ratio covenant from 5.2x to 5.8x for each quarter in the first year; 5.7x for each quarter in the second year; 5.4x for each quarter in the third year; 5.3x for each quarter in the fourth year; and 5.2x for each quarter in the fifth year. The minimum adjusted interest coverage ratio is set at 1.25x for each quarter through 2005; 1.35x for each quarter in 2006 and 2007; and 1.40x for each quarter in 2008 and through the remaining term of the agreement;

  4.
  increased the block on availability of assets from $20.0 million to $30.0 million based on the total borrowing base assets; and

  5.
  reduced the advance rate on rental fleet assets to 75 percent from 80 percent of the orderly liquidation value.

        We paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan. Based on these covenant changes, our availability under the amended senior secured credit facility was approximately $80.2 million as of March 31, 2004. As of March 31, 2004, we were in compliance with the financial covenants in place at that time.

Cash Requirements Related to Operations

        Our principal sources of liquidity have been from cash provided by operations and the sales of used equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. As of March 31, 2004, the total balance outstanding on the amended senior secured credit facility was $45.3 million, with $80.2 million net available in additional borrowings (taking into account the $24.5 million in standby letters of credit). Also on March 31, 2004, our total balance payable on capital lease obligations and notes payable were $2.1 million and $1.0 million, respectively

        Our principal uses of cash have been to fund operating activities and working capital, finance the purchase of rental fleet equipment, fund payments due under operating leases and manufacturer flooring plans payable and to meet debt service requirements. We anticipate that these uses will continue to be the principal demands on our cash in the future.

        The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. We anticipate that we will fund rental fleet capital expenditures with the proceeds from the sales of used equipment, cash from operations and, if required, from borrowings under our amended senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

        To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness (including the senior subordinated and senior secured notes and obligations under the amended senior secured credit facility) and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the amended senior secured credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

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

Certain Information Concerning Off-Balance Sheet Arrangements

        At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases. See "Contractual and Commercial Commitments Summary" below.

Sources and Uses of Cash

        Cash flow from operating activities.    For the first quarter of 2004, our cash used in operating activities was $11.3 million. The significant components of our operating activities that provided cash were depreciation expense of $13.2 million, an increase in accrued expenses payable and other liabilities of $8.6 million and a net decrease in other assets and other liabilities of $1.3 million. Significant components of our operating activities that used cash consisted of an $9.1 million net loss, gain on sale of both rental and non-rental equipment of $4.2 million, a $4.2 million increase in accounts receivable, a $12.7 million decrease in accounts payable and accrued expenses payable, an increase in inventories of $2.7 million and a $1.5 million increase in prepaid expenses and other assets.

        Cash flow from investing activities.    For the first quarter of 2004, cash provided by our investing activities was $13.3 million. This is a result of proceeds from the sale of rental and non-rental equipment of $18.0 million offset by purchasing $4.7 million in rental and non-rental equipment.

        Cash flow from financing activities.    For the first quarter of 2004, cash used in our financing activities was $3.0 million. For the quarter, our total borrowings under the amended senior secured credit facility were $107.7 million and total payments under the amended senior secured credit facility were $106.4 million. Financing costs paid in cash for the refinancing totaled $0.9 million. Payments on capital leases and other notes were $3.4 million.

Contractual and Commercial Commitments Summary

        The following summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Year
	Total	2004	2005-2006	2007-2008	Thereafter
	(Dollars in thousands)
Long-term debt (including subordinated notes payable)	$253,961	$240	$443	$278	$253,000
Interest payments on senior secured notes	189,126	16,688	44,500	44,500	83,438
Interest payments on senior subordinated notes	62,938	4,969	13,250	13,250	31,469
Senior secured credit facility	45,281	—	—	—	45,281
Capital lease obligations (including interest)	2,309	1,021	1,288	—	—
Related party obligation (including interest)	1,650	225	600	600	225
Operating leases(1)	76,973	17,736	38,215	11,795	9,227
Other long-term obligations(2)	59,503	12,719	27,766	13,780	5,238

Total contractual cash obligations	$691,741	$53,598	$126,062	$84,203	$427,878

(1)
This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(2)
This includes: (i) Bruckmann, Rosser, Sherrill & Co., Inc's annual management fees through 2012 (based upon the lesser of 1.75% of estimated Earnings Before Interest, Taxes, Depreciation, and Amortization excluding operating lease expense or $2.0 million per year) for $11.5 million,
(ii) payments under a non-competition agreement with a former vice-president for $0.3 million and (iii) payments for secured floor plan financing for $47.7 million.

        Additionally, as of March 31, 2004, we have standby letters of credit totaling $24.5 million that expire in September 2004 and January 2005.

Seasonality

        Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The level of equipment rental operations is directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

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

Acquisitions

        We periodically engage in evaluations of potential acquisitions and start-up facilities. Currently, there are no definitive agreements or letters of intent with respect to any material acquisition. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms.

Forward-Looking Statements

        Certain of the statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "seek," "on-track," "plan," "intend," or "anticipate" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in our Form 10-K for the year ended December 31, 2003. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our earnings are effected by changes in interest rates due to the fact that interest on the revolving line of credit is calculated based upon LIBOR plus 300 basis points. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility. At March 31, 2004, we had variable rate debt representing 15.7% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at March 31, 2004, a one percent increase in market rates would increase our annual interest expense approximately $0.9 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 84.3% of total debt. The annual interest rates on our senior secured credit facility averaged 6.8% in 2004 compared to 5.1% in 2003.

Item 4. Controls and Procedures

  (a)
  Within the 90 days prior to the date of filing this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

  (b)
  There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

        In July 2000, a complaint was filed by one of our competitors in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the Court). On May 2, 2003, the Court handed down an Order and Opinion in favor of the plaintiff. In conjunction therewith, we recorded a $17.4 million loss for estimated damages, plaintiff's attorneys fees and other costs in 2003.

        On September 11, 2003, we filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, we issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If, at the end of sixteen months, the appeal is still pending, we will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). We will expense any additional statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, we pay a 300 basis point fee on the amount available for issuance.

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

    Form 8-K filed on February 10, 2004

    Form 8-K filed on March 10, 2004

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES L.L.C.
Dated: May 17, 2004	By:	/s/ JOHN M. ENGQUIST John M. Engquist Chief Executive Officer (Principal Executive Officer)
Dated: May 17, 2004	By:	/s/ LINDSAY C. JONES Lindsay C. Jones Chief Financial Officer (Principal Financial and Accounting Officer)

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
SIGNATURES