Form 10-Q
period 2004-06-30
H&E EQUIPMENT SERVICES LLC
filed 2004-08-16
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

H&E EQUIPMENT SERVICES L.L.C.

TABLE OF CONTENTS

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2004	December 31, 2003
	(In thousands)
ASSETS
Cash	$2,516	$3,891
Receivables, net of allowance for doubtful accounts of $2,812 and $3,188, respectively	66,228	62,615
Inventories, net	50,530	44,078
Prepaid expenses and other assets	2,796	2,521
Rental equipment, net of accumulated depreciation of $117,932 and $113,546, respectively	244,170	259,282
Property and equipment, net of accumulated depreciation of $15,266 and $13,906, respectively	14,849	15,128
Deferred financing costs and other intangible assets, net of accumulated amortization of $3,868 and $2,751, respectively	11,337	11,235
Goodwill, net	3,204	3,204

Total assets	$395,630	$401,954

LIABILITIES AND MEMBER'S DEFICIT
Liabilities:
Amount due on senior secured credit facility	$54,586	$43,958
Accounts payable	87,250	91,446
Accrued expenses payable and other liabilities	20,348	15,901
Accrued loss from litigation	17,434	17,434
Related party obligation	1,150	1,235
Notes payable	895	1,063
Senior secured notes, net of discount	198,709	198,660
Senior subordinated notes, net of discount	43,240	43,010
Capital lease obligations	1,772	5,351
Deferred compensation payable	11,416	10,898

Total liabilities	436,800	428,956

Member's deficit	(41,170)	(27,002)

Total liabilities and member's deficit	$395,630	$401,954

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Equipment rentals	$39,094	$37,828	$74,646	$74,856
New equipment sales	26,480	20,460	51,777	40,830
Used equipment sales	18,369	18,657	41,631	37,067
Parts sales	15,476	14,234	29,384	26,439
Service revenue	8,350	8,591	16,960	17,178
Other	5,959	5,086	11,270	9,708

Total revenues	113,728	104,856	225,668	206,078

Cost of Revenues:
Rental depreciation	12,014	13,962	24,265	27,753
Rental expense	12,933	12,571	26,337	24,722
New equipment sales	23,968	18,370	46,842	36,949
Used equipment sales	14,515	15,409	33,079	30,007
Parts sales	11,053	10,191	21,025	19,120
Service revenue	3,169	3,517	6,451	6,870
Other	5,389	4,907	10,503	9,512

Total cost of revenues	83,041	78,927	168,502	154,933

Gross profit	30,687	25,929	57,166	51,145
Selling, general and administrative expenses	26,148	25,663	51,850	50,409
Loss from litigation	—	—	—	17,000
Gain on sale of property and equipment	80	64	107	37

Income (loss) from operations	4,619	330	5,423	(16,227)

Other Income (Expense):
Interest expense	(9,788)	(9,866)	(19,675)	(19,679)
Other, net	57	75	84	96

Total other expense, net	(9,731)	(9,791)	(19,591)	(19,583)

Net loss	$(5,112)	$(9,461)	$(14,168)	$(35,810)

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,168)	$(35,810)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,905	1,964
Depreciation on rental equipment	24,265	27,753
Amortization of loan discounts and deferred financing costs	1,294	1,209
Amortization of other intangible assets	102	—
Provision for losses on accounts receivable	509	142
Gain on sale of property and equipment	(107)	(37)
Gain on sale of rental equipment	(7,450)	(5,748)
Changes in operating assets and liabilities:
Receivables, net	(4,122)	(265)
Inventories, net	(14,249)	(2,371)
Prepaid expenses and other assets	(275)	(1,812)
Accounts payable	(4,196)	(4,203)
Accrued expenses payable and other liabilities	4,180	2,723
Accrued loss from litigation	—	17,000
Deferred compensation payable	518	377

Net cash (used in) provided by operating activities	(11,794)	922

Cash flows from investing activities:
Purchases of property and equipment	(1,747)	(1,562)
Purchases of rental equipment	(25,527)	(21,220)
Proceeds from sale of property and equipment	228	2,275
Proceeds from sale of rental equipment	31,621	25,650

Net cash provided by investing activities	4,575	5,143

Cash flows from financing activities:
Borrowings on senior secured credit facility	232,705	203,641
Payments on senior secured credit facility	(222,077)	(206,664)
Payment of deferred financing costs	(887)	(854)
Payments of related party obligation	(150)	—
Principal payments on notes payable	(168)	(185)
Payments on capital lease obligations	(3,579)	(2,575)

Net cash provided by (used in) financing activities	5,844	(6,637)

Net decrease in cash	(1,375)	(572)
Cash, beginning of period	3,891	3,398

Cash, end of period	$2,516	$2,826

See notes to condensed consolidated financial statements.

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$7,797	$554
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,000	$19,626
Income taxes	—	97

        As of June 30, 2004 and December 31, 2003, the Company had $56.6 and $51.8 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

        During the first quarter of 2004, the Company entered into a twelve month, non-competition agreement with a former vice-president. Accordingly, the Company recorded a $0.3 million intangible asset and accrued liability. The intangible asset is being amortized using the straight-line method over the term of the agreement.

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

Nature of Operations

        H&E Equipment Services is one of the largest integrated equipment rental, sales and service companies in the United States of America (United States). Unlike many of its competitors, which focus primarily on renting equipment, the Company also sells new and used equipment and provides extensive parts and service support. This integrated model enables the Company to effectively manage key aspects of its rental fleet through reduced equipment acquisition costs, efficient maintenance and profitable disposition of rental fleet equipment. Over the past 41 years, the Company has built an infrastructure that includes a network of 39 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of nearly 500 service technicians and separate and distinct rental and equipment sales forces. The Company generates a significant portion of its gross profit from its parts and service operations, which management believes, provides the Company with a more stable operating profile than companies that focus solely on renting equipment.

        The Company's operations are principally connected with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand for equipment or depressed rental rates and sales prices for the equipment the Company sells.

        The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States, and, accordingly, certain disclosures have been omitted. Results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The information included in this report should be read in conjunction with the financial statements and related notes included in the the Company's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

        On September 11, 2003, the Company filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, the Company issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If, at the end of the sixteen months (January 2005), the appeal is still pending, the Company will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). The Company will expense any additional statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, the Company pays a 300 basis point fee on the amount available for issuance.

        While the Company is appealing this judgment, management believes that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on its business or financial condition.

3.    Senior Secured Credit Facility

        During the first quarter of 2004, the Company amended its senior secured credit agreement dated June 17, 2002, governing its senior secured credit facility. Principally, this amendment:

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

4.    Segment Information

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Equipment rentals	$39,094	$37,828	$74,646	$74,856
New equipment sales	26,480	20,460	51,777	40,830
Used equipment sales	18,369	18,657	41,631	37,067
Parts sales	15,476	14,234	29,384	26,439
Service revenue	8,350	8,591	16,960	17,178

Total segmented revenues	107,769	99,770	214,398	196,370
Non-segmented revenues	5,959	5,086	11,270	9,708

Total revenues	$113,728	$104,856	$225,668	$206,078

Gross Profit:
Equipment rentals	$14,147	$11,295	$24,044	$22,381
New equipment sales	2,512	2,090	4,935	3,881
Used equipment sales	3,854	3,248	8,552	7,060
Parts sales	4,423	4,043	8,359	7,319
Service revenue	5,181	5,074	10,509	10,308

Total gross profit from revenues	30,117	25,750	56,399	50,949
Non-segmented gross profit	570	179	767	196

Total gross profit	$30,687	$25,929	$57,166	$51,145

	As of June 30,	As of December 31,
	2004	2003
Segment Identified Assets:
Equipment sales, net	$34,914	$29,091
Equipment rentals, net	244,170	259,282
Parts sales and service revenue	15,616	14,987

Total segment identified assets	294,700	303,360
Non-segment identified assets	100,930	98,594

Total assets	$395,630	$401,954

        The Company operates in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's annual sales on an overall or segment basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$2,512	$4	$—	$2,516
Receivables, net	64,055	2,173	—	66,228
Inventories, net	48,766	1,764	—	50,530
Prepaid expenses and other assets	2,796	—	—	2,796
Rental equipment, net	232,200	11,970	—	244,170
Property and equipment, net	14,421	428	—	14,849
Deferred financing costs and other intangible assets, net	11,337	—	—	11,337
Investment in guarantor subsidiaries	4,412	—	(4,412)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$383,703	$16,339	$(4,412)	$395,630

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Amount due on senior secured credit facility	$50,709	$3,877	$—	$54,586
Accounts payable	87,250	—	—	87,250
Accrued expenses payable and other liabilities	20,175	173	—	20,348
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,150	—	—	1,150
Inter-company balance	(7,877)	7,877	—	—
Notes payable	895	—	—	895
Senior secured notes, net of discount	198,709	—	—	198,709
Senior subordinated notes, net of discount	43,240	—	—	43,240
Capital lease obligations	1,772	—	—	1,772
Deferred compensation payable	11,416	—	—	11,416

Total liabilities	424,873	11,927	—	436,800

Member's equity (deficit)	(41,170)	4,412	(4,412)	(41,170)

Total liabilities and member's equity (deficit)	$383,703	$16,339	$(4,412)	$395,630

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$3,868	$23	$—	$3,891
Receivables, net	61,318	1,297	—	62,615
Inventories, net	42,783	1,295	—	44,078
Prepaid expenses and other assets	2,521	—	—	2,521
Rental equipment, net	250,426	8,856	—	259,282
Property and equipment, net	14,872	256	—	15,128
Deferred financing costs, net	11,235	—	—	11,235
Investment in guarantor subsidiaries	4,464	—	(4,464)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$394,691	$11,727	$(4,464)	$401,954

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Amount due on senior secured credit facility	$39,679	$4,279	$—	$43,958
Accounts payable	91,446	—	—	91,446
Accrued expenses payable and other liabilities	15,741	160	—	15,901
Intercompany balance	(2,824)	2,824	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,235	—	—	1,235
Notes payable	1,063	—	—	1,063
Senior secured notes, net of discount	198,660	—	—	198,660
Senior subordinated notes, net of discount	43,010	—	—	43,010
Capital lease obligations	5,351	—	—	5,351
Deferred compensation payable	10,898	—	—	10,898

Total liabilities	421,693	7,263	—	428,956

Member's equity (deficit)	(27,002)	4,464	(4,464)	(27,002)

Total liabilities and member's equity (deficit)	$394,691	$11,727	$(4,464)	$401,954

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$37,552	$1,542	$—	$39,094
New equipment sales	25,402	1,078	—	26,480
Used equipment sales	17,274	1,095	—	18,369
Parts sales	15,002	474	—	15,476
Service revenue	8,050	300	—	8,350
Other	5,774	185	—	5,959

Total revenues	109,054	4,674	—	113,728

Cost of Revenues:
Rental depreciation	11,520	494	—	12,014
Rental expense	12,626	307	—	12,933
New equipment sales	23,015	953	—	23,968
Used equipment sales	13,719	796	—	14,515
Parts sales	10,722	331	—	11,053
Service revenue	3,073	96	—	3,169
Other	5,176	213	—	5,389

Total cost of revenues	79,851	3,190	—	83,041

Gross profit	29,203	1,484	—	30,687
Selling, general and administrative expenses	25,122	1,026	—	26,148
Gain on sale of property and equipment	72	8	—	80
Equity in earnings of guarantor subsidiaries	237	—	(237)	—

Income from operations	4,390	466	(237)	4,619

Other Income (Expense):
Interest expense	(9,559)	(229)	—	(9,788)
Other, net	57	—	—	57

Total other expense, net	(9,502)	(229)	—	(9,731)

Net (loss) income	$(5,112)	$237	$(237)	$(5,112)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$36,635	$1,193	$—	$37,828
New equipment sales	19,670	790	—	20,460
Used equipment sales	17,592	1,065	—	18,657
Parts sales	13,904	330	—	14,234
Service revenue	8,372	219	—	8,591
Other	4,940	146	—	5,086

Total revenues	101,113	3,743	—	104,856

Cost of Revenues:
Rental depreciation	13,510	452	—	13,962
Rental expense	12,383	188	—	12,571
New equipment sales	17,683	687	—	18,370
Used equipment sales	14,598	811	—	15,409
Parts sales	9,972	219	—	10,191
Service revenue	3,455	62	—	3,517
Other	4,748	159	—	4,907

Total cost of revenues	76,349	2,578	—	78,927

Gross profit	24,764	1,165	—	25,929
Selling, general and administrative expenses	24,687	976	—	25,663
Gain on sale of property and equipment	59	5	—	64
Equity in loss of guarantor subsidiaries	(16)	—	16	—

Income from operations	120	194	16	330

Other Income (Expense):
Interest expense	(9,649)	(217)	—	(9,866)
Other, net	68	7	—	75

Total other expense	(9,581)	(210)	—	(9,791)

Net loss	$(9,461)	$(16)	$16	$(9,461)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$72,051	$2,595	$—	$74,646
New equipment sales	50,020	1,757	—	51,777
Used equipment sales	39,062	2,569	—	41,631
Parts sales	28,611	773	—	29,384
Service revenue	16,415	545	—	16,960
Other	10,961	309	—	11,270

Total revenues	217,120	8,548	—	225,668

Cost of Revenues:
Rental depreciation	23,340	925	—	24,265
Rental expense	25,757	580	—	26,337
New equipment sales	45,290	1,552	—	46,842
Used equipment sales	31,194	1,885	—	33,079
Parts sales	20,497	528	—	21,025
Service revenue	6,283	168	—	6,451
Other	10,058	445	—	10,503

Total cost of revenues	162,419	6,083	—	168,502

Gross profit	54,701	2,465	—	57,166
Selling, general and administrative expenses	49,751	2,099	—	51,850
Gain on sale of property and equipment	98	9	—	107
Equity in loss of guarantor subsidiaries	(52)	—	52	—

Income from operations	4,996	375	52	5,423

Other Income (Expense):
Interest expense	(19,235)	(440)	—	(19,675)
Other, net	71	13	—	84

Total other expense, net	(19,164)	(427)	—	(19,591)

Net loss	$(14,168)	$(52)	$52	$(14,168)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$72,842	$2,014	$—	$74,856
New equipment sales	39,798	1,032	—	40,830
Used equipment sales	35,272	1,795	—	37,067
Parts sales	25,831	608	—	26,439
Service revenues	16,732	446	—	17,178
Other	9,481	227	—	9,708

Total revenues	199,956	6,122	—	206,078

Cost of Revenues:
Rental depreciation	26,875	878	—	27,753
Rental expense	24,282	440	—	24,722
New equipment sales	36,061	888	—	36,949
Used equipment sales	28,655	1,352	—	30,007
Parts sales	18,708	412	—	19,120
Service revenues	6,736	134	—	6,870
Other	9,250	262	—	9,512

Total cost of revenues	150,567	4,366	—	154,933

Gross profit	49,389	1,756	—	51,145

Selling, general and administrative expenses	48,689	1,720	—	50,409
Loss from litigation	17,000	—	—	17,000
Gain on sale of property and equipment	15	22	—	37
Equity in loss of guarantor subsidiaries	(356)	—	356	—

Income (loss) from operations	(16,641)	58	356	(16,227)

Other Income (Expense):
Interest expense	(19,259)	(420)	—	(19,679)
Other, net	90	6	—	96

Total other expense, net	(19,169)	(414)	—	(19,583)

Net loss	$(35,810)	$(356)	$356	$(35,810)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,168)	$(52)	$52	$(14,168)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,839	66	—	1,905
Depreciation on rental equipment	23,340	925	—	24,265
Amortization of loan discounts and deferred financing costs	1,294	—	—	1,294
Amortization of other intangible assets	102	—	—	102
Provision for losses on accounts receivable	470	39	—	509
Gain on sale of property and equipment	(98)	(9)	—	(107)
Gain on sale of rental equipment	(6,825)	(625)	—	(7,450)
Deficit in earnings of guarantor subsidiaries	52	—	(52)	—
Changes in operating assets and liabilities:
Receivables, net	(3,207)	(915)	—	(4,122)
Inventories, net	(13,452)	(797)	—	(14,249)
Prepaid expenses and other assets	(275)	—	—	(275)
Accounts payable	(4,196)	—	—	(4,196)
Accrued expenses payable and other liabilities	4,167	13	—	4,180
Intercompany balance	(5,053)	5,053	—	—
Deferred compensation payable	518	—	—	518

Net cash (used in) provided by operating activities	(15,492)	3,698	—	(11,794)

Cash flows from investing activities:
Purchases of property and equipment	(1,508)	(239)	—	(1,747)
Purchases of rental equipment	(20,145)	(5,382)	—	(25,527)
Proceeds from sale of property and equipment	218	10	—	228
Proceeds from sale of rental equipment	29,325	2,296	—	31,621

Net cash provided by (used in) investing activities:	7,890	(3,315)	—	4,575

Cash flows from financing activities:
Borrowings on senior secured credit facility	232,705	—	—	232,705
Payments on senior secured credit facility	(221,675)	(402)	—	(222,077)
Payment of deferred financing costs	(887)	—	—	(887)
Payments on related party obligation	(150)	—	—	(150)
Principal payments on notes payable	(168)	—	—	(168)
Payments on capital lease obligations	(3,579)	—	—	(3,579)

Net cash provided by (used in) financing activities	6,246	(402)	—	5,844

Net decrease in cash	(1,356)	(19)	—	(1,375)
Cash, beginning of period	3,868	23	—	3,891

Cash, end of period	$2,512	$4	$—	$2,516

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(35,810)	$(356)	$356	$(35,810)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,928	36	—	1,964
Depreciation on rental equipment	26,875	878	—	27,753
Amortization of loan discounts and deferred financing costs	1,209	—	—	1,209
Provision for losses on accounts receivables	142	—	—	142
Gain on sale of property and equipment	(15)	(22)	—	(37)
Gain on sale of rental equipment	(5,356)	(392)	—	(5,748)
Deficit in earnings of guarantor subsidiaries	356	—	(356)	—
Changes in operating assets and liabilities:
Receivables, net	103	(368)	—	(265)
Inventories, net	(3,262)	891	—	(2,371)
Prepaid expenses and other assets	(1,816)	4	—	(1,812)
Accounts payable	(4,115)	(88)	—	(4,203)
Accrued expenses and other liabilities	7,001	(4,278)	—	2,723
Intercompany balance	(5,544)	5,544	—	—
Accrued loss from litigation	17,000	—	—	17,000
Deferred compensation	377	—	—	377

Net cash provided by (used in) operating activities	(927)	1,849	—	922

Cash flows from investing activities:
Purchases of property and equipment	(1,356)	(206)	—	(1,562)
Purchases of rental equipment	(18,588)	(2,632)	—	(21,220)
Proceeds from sale of property and equipment	2,253	22	—	2,275
Proceeds from sale of rental equipment	24,133	1,517	—	25,650

Net cash provided by (used in) investing activities:	6,442	(1,299)	—	5,143

Cash flows from financing activities:
Borrowings on senior secured credit facility	203,641	—	—	203,641
Payments on senior secured credit facility	(206,089)	(575)	—	(206,664)
Payment of deferred financing costs	(854)	—	—	(854)
Principal payments on notes payable	(185)	—	—	(185)
Payments on capital lease obligations	(2,575)	—	—	(2,575)

Net cash used in financing activities	(6,062)	(575)	—	(6,637)

Net decrease in cash	(547)	(25)	—	(572)
Cash, beginning of period	3,331	67	—	3,398

Cash, end of period	$2,784	$42	$—	$2,826

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews our operations for the three and six months ended June 30, 2004 and 2003 and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included herein. The following discussion and analysis should also be read in conjunction with the financial statements and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Overview

        We are an integrated equipment rental, sales and service company located in the United States of America (United States) with a network of 39 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of service technicians and separate and distinct rental and equipment sales forces. In addition to renting equipment, we also sell new and used equipment and provide extensive parts and service support. We generate a significant portion of our gross profit from parts sales and service revenue.

        Our integrated approach leads to revenues from each source being partially driven by the activities of the other revenue sources. Our revenues are dependent on several factors, including the demand for rental equipment, rental fleet availability, rental rates, the demand for new and used equipment, the level of industrial and construction activity and general economic conditions.

        We derive our revenues primarily from the following sources:

  (i)
  Rental of Equipment—This category includes revenues from renting equipment. We offer flexible rental terms, including daily, weekly and monthly rentals. We focus our rental activities on, and organize our personnel by, four core types of equipment:

  a.
  Aerial work platforms;

  b.
  Cranes;

  c.
  Earthmoving; and

  d.
  Lift trucks.

    Equipment rental revenue is impacted by time utilization (the equipment usage based on customer demand), rental rates and availability of equipment. Rental rates are significantly impacted by the competition in a specific geographical location.

  (ii)
  Sales of New Equipment—This category includes revenues from selling new equipment. We are a leading distributor of new products for nationally-recognized manufacturers in our four core product lines. Our new equipment distribution infrastructure facilitates a large, high-quality product support operation, creates a higher level of partnering with manufacturers and adds to our customer base, which often leads to additional rental, parts and service revenue.

  (iii)
  Sales of Used Equipment—This category includes revenues from selling used equipment. In the normal course of business activities, we routinely sell our rental fleet equipment in order to manage the size, composition and age of our rental fleet in response to changing market conditions and to maintain a modern, high-quality fleet.

  (iv)
  Parts Sales and Service Revenue—This category includes revenues from parts sales and maintenance and repair services to customers for their owned equipment.

        Our cost of revenues includes depreciation, maintenance, property taxes, equipment lease expense, and other miscellaneous costs of rental equipment, cost of equipment sold and cost of parts sales and service revenue.

        We believe a significant portion of our overall value is in the rental fleet equipment. Our rental fleet as of June 30, 2004, consisted of 12,973 units having an original acquisition cost (defined as the cost originally paid to manufacturers) of approximately $472.9 million and an average age of 42.7 months. This includes rental equipment financed with operating leases.

        Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We are constantly evaluating the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. We reduced our overall gross rental fleet, through the normal course of business activities, by approximately $49 million over the last year. While we reduced the size of our equipment rental fleet, the mix among our four core product lines remained consistent with that of prior years. With our in-house service capabilities and extensive maintenance program, we believe our fleet is one of the best maintained in the industry.

        Not only is mix and age of our rental fleet impacted by the normal sales of equipment from the rental fleet and the capital expenditures to acquire new rental fleet equipment, but so are our cash flows. In making acquisition decisions, we evaluated current market conditions, competition, manufacturers' availability, pricing and return on investment over the estimated life of the specific equipment, among other things.

        With the short supply and high-cost of steel, our challenge now is getting new equipment. Lead times from manufacturers have lengthened and some manufacturers are placing dealers on allocations. Because of the timing and availability of new equipment, our capital expenditures for rental fleet equipment, for the first six months of 2004, were less than anticipated, although we have placed orders and expect to take delivery in the second half of this year. We strive to manage our rental fleet relative to the current market demand.

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

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

        The following table sets forth selected statement of operations revenue data for the periods indicated (dollars in millions):

	Three Months Ended June 30,
			Total Dollar Change	Total Percent Change
	2004	2003
Revenues:
Equipment rentals:
Cranes	$4.5	$4.7	$(0.2)	(4.3)%
Aerial work platforms	23.5	21.9	1.6	7.3%
Earthmoving	5.5	6.7	(1.2)	(17.9)%
Lift trucks	2.7	2.2	0.5	22.7%
Other	2.9	2.3	0.6	26.1%

Total equipment rentals	39.1	37.8	1.3	3.4%

New equipment sales:
Cranes	10.3	5.4	4.9	90.7%
Aerial work platforms	3.6	2.7	0.9	33.3%
Earthmoving	7.0	8.2	(1.2)	(14.6)%
Lift trucks	3.9	3.1	0.8	25.8%
Other	1.7	1.1	0.6	54.5%

Total new equipment sales	26.5	20.5	6.0	29.3%

Used equipment sales:
Cranes	5.1	5.7	(0.6)	(10.5)%
Aerial work platforms	3.5	2.5	1.0	40.0%
Earthmoving	6.1	6.9	(0.8)	(11.6)%
Lift trucks	3.6	2.5	1.1	44.0%
Other	—	1.1	(1.1)	(100.0)%

Total used equipment sales	18.3	18.7	(0.4)	(2.1)%

Parts sales	15.5	14.2	1.3	9.2%
Service revenue	8.3	8.6	(0.3)	(3.5)%
Other	6.0	5.1	0.9	17.6%

Total revenues	$113.7	$104.9	$8.8	8.4%

        Total Revenues.    Our second quarter 2004 total revenues were $113.7 million compared to $104.9 million in the second quarter of 2003, an increase of $8.8 million or 8.4%. Our revenues were attributable to:

1.
Equipment Rental Revenues.    Our revenues from equipment rentals increased $1.3 million, or 3.4%, to $39.1 million for the second quarter of 2004 from $37.8 for the second quarter of 2003. The increase is primarily a result of improved rental rates, higher time utilization and despite having reduced the overall total gross rental fleet by $49 million through the normal course of business activities over the last year. The $1.2 million decrease in earthmoving equipment rental revenues was primarily attributable to lower time utilization (particularly due to rainy weather in the Gulf Coast region) and having $7.2 million less earthmoving rental fleet equipment. Rental equipment dollar utilization (quarterly rental revenues annualized, divided by the average quarterly original rental fleet equipment cost of $481.2 million and $530.5 million for 2004 and 2003, respectively) was approximately 32.5% compared to 28.5% last year.

2.
New Equipment Sales Revenues.    Our new equipment sales increased $6.0 million, or 29.3%, to $26.5 million for the second quarter of 2004 from $20.5 million for the second quarter of 2003. During the second quarter of 2004, our sales of new cranes, aerial work platforms, lift trucks and other new equipment improved, and were offset by lower new earthmoving equipment sales. The decline in sales of new earthmoving equipment was due to limited availability of equipment.

3.
Used Equipment Sales Revenues.    Our used equipment sales decreased $0.4 million, or 2.1%, to $18.3 million for the second quarter of 2004 from $18.7 million for the second quarter of 2003. In the second quarter of 2004, we sold our used equipment at approximately 127% of net book value compared to 121% of net book value in the second quarter of 2003. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

4.
Parts Sales and Service Revenue.    Our parts sales and service revenue increased $1.0 million, or 4.4%, to $23.8 million for the second quarter of 2004 from $22.8 million for the second quarter of 2003. The increase was attributable to increased parts sales offset but a slight decline in service revenue.

5.
Other Revenues.    Our other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $0.9 million during the second quarter of 2004.

        The following table sets forth selected statement of operations gross profit data for the periods indicated (dollars in millions):

	Three Months Ended June 30,
			Total Dollar Change	Total Percent Change
	2004	2003
Gross Profit:
Equipment rentals	$14.1	$11.3	$2.8	24.8%
New equipment sales:
Cranes	1.2	0.6	0.6	100.0%
Aerial work platforms	0.4	0.3	0.1	33.3%
Earthmoving	0.7	1.1	(0.4)	(36.4)%
Lift trucks	0.4	0.3	0.1	33.3%
Other	(0.2)	(0.2)	—	0.0%

Total new equipment sales	2.5	2.1	0.4	19.0%

Used equipment sales:
Cranes	0.8	1.0	(0.2)	(20.0)%
Aerial work platforms	0.6	0.5	0.1	20.0%
Earthmoving	1.2	1.0	0.2	20.0%
Lift trucks	1.2	0.5	0.7	140.0%
Other	0.1	0.2	(0.1)	(50.0)%

Total used equipment sales	3.9	3.2	0.7	21.9%

Parts sales	4.4	4.0	0.4	10.0%
Service revenue	5.2	5.1	0.1	2.0%
Other	0.6	0.2	0.4	200.0%

Total gross profit	$30.7	$25.9	$4.8	18.5%

        Total Gross Profit.    Our second quarter of 2004 total gross profit was $30.7 million compared to $25.9 million in the second quarter of 2003, an increase of $4.8 million, or 18.5%. Total gross profit margin for the second quarter of 2004 was 27.0% compared to 24.7% for the second quarter last year. Following is information concerning our gross profit:

  1.
  Equipment Rentals Gross Profit.    Our equipment rentals gross profit increased $2.8 million, or 24.8%, to $14.1 million for the second quarter of 2004 from $11.3 for the second quarter of 2003. The increase is primarily a result of a $1.3 million increase in rental revenue combined with a $1.5 million decrease in depreciation expense and other miscellaneous rental expenses.

  Depreciation expense on our rental fleet equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense decreased approximately $1.9 million as a result of having reduced the total rental fleet. For the second quarter of 2004, our maintenance and repair expense decreased approximately $0.4 million, offset by $1.0 million in higher property taxes and equipment re-rent expense. (if customers need equipment that we do not have in our fleet and we do not want to purchase it, we will often rent it from other sources). Other miscellaneous rental expenses, including fuel costs and off-balance sheet lease expense, decreased approximately $0.2 million.

  2.
  New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $0.4 million, or 19.0%, to $2.5 million for the second quarter of 2004 from $2.1 million for the second quarter of 2003. The increase in new equipment sales gross profit is attributable primarily to higher new equipment sales revenues.

  3.
  Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $0.7 million, or 21.9%, to $3.9 million for the second quarter of 2004 from $3.2 million for the second quarter of 2003. The increase in used equipment sales gross profit was primarily the result of a 4.2% increase in gross profit margin on used equipment sold. Customers are willing to pay more for well maintained, used equipment.

  4.
  Parts Sales and Service Revenue Gross Profit.    Our parts sales and service revenue gross profit increased $0.5 million, or 5.5%, to $9.6 million for the second quarter of 2004 from $9.1 million for the second quarter of 2003. The increase was attributable primarily to increased parts sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $0.4 million, or 1.6%, to $26.1 million for the second quarter of 2004 from $25.7 million for the second quarter of 2003. As a percent of sales, SG&A expenses were 23.0% for the second quarter of 2004 compared to 24.5% for the second quarter of 2003. Approximately $0.2 million of the total increase was related to higher sales commissions, performance incentives and benefits.

        Income Taxes.    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. At the end of the second quarter of 2004 and 2003, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

        The following table sets forth selected statement of operations revenue data for the periods indicated (dollars in millions):

	Six Months Ended June 30,
			Total Dollar Change	Total Percent Change
	2004	2003
Revenues:
Equipment rentals:
Cranes	$9.1	$10.3	$(1.2)	(11.7)%
Aerial work platforms	44.9	43.1	1.8	4.2%
Earthmoving	10.5	12.0	(1.5)	(12.5)%
Lift trucks	4.6	4.3	0.3	7.0%
Other	5.5	5.2	0.3	5.8%

Total equipment rentals	74.6	74.9	(0.3)	(0.4)%

New equipment sales:
Cranes	23.3	17.3	6.0	34.7%
Aerial work platforms	6.2	4.2	2.0	47.6%
Earthmoving	13.7	10.7	3.0	28.0%
Lift trucks	6.2	5.6	0.6	10.7%
Other	2.4	3.0	(0.6)	(20.0)%

Total new equipment sales	51.8	40.8	11.0	27.0%

Used equipment sales:
Cranes	12.3	12.8	(0.5)	(3.9)%
Aerial work platforms	6.7	5.2	1.5	28.8%
Earthmoving	14.1	12.6	1.5	11.9%
Lift trucks	6.5	4.4	2.1	47.7%
Other	2.0	2.1	(0.1)	(4.8)%

Total used equipment sales	41.6	37.1	4.5	12.1%

Parts sales	29.4	26.4	3.0	11.4%
Service revenue	17.0	17.2	(0.2)	(1.2)%
Other	11.3	9.7	1.6	16.5%

Total revenues	$225.7	$206.1	$19.6	9.5%

        Total Revenues.    Our total revenues for the first six months of 2004 were $225.7 million compared to $206.1 million for the first six months of 2003, an increase of $19.6 million or 9.5%. Our revenues were attributable to:

1.
Equipment Rental Revenues.    Our revenues from equipment rentals decreased $0.3 million, or 0.4%, to $74.6 million for the first six months of 2004 from $74.9 for the first six months of 2003. The overall decrease is a result of having reduced the overall gross rental fleet by $49 million through the normal course of business activities over the last year, offset by improved rental rates and higher time utilization in the first six months of this year compared to last year. Rental equipment dollar utilization (year-to-date rental revenues annualized, divided by the average year-to-date original rental fleet equipment cost of $481.4 million and $537.2 million for 2004 and 2003, respectively) was approximately 31.0% compared to 27.9% last year.

2.
New Equipment Sales Revenues.    Our new equipment sales increased $11.0 million, or 27.0%, to $51.8 million for the first six months of 2004 from $40.8 million for the first six months of 2003. During the first six months of 2004, new equipment sales for cranes, aerial work platforms, earth moving equipment and lift trucks (our four core product lines) all improved, offset by a $0.6 million decrease in other new equipment sales.

3.
Used Equipment Sales Revenues.    Our used equipment sales increased $4.5 million, or 12.1%, to $41.6 million for the first six months of 2004 from $37.1 million for the first six months of 2003. Sales of used aerial work platforms, earth moving equipment, and lift trucks all improved (due to customer demand for well maintained, used equipment) offset by lower crane and other used equipment sales.

4.
Parts Sales and Service Revenue.    Our parts sales and service revenue increased $2.8 million, or 6.4%, to $46.4 million for the first six months of 2004 from $43.6 million for the same period last year. The increase was attributable to higher parts sales offset but a slight decline in service revenue.

5.
Other Revenues.    Our other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $1.6 million during the first six months of 2004.

        The following table sets forth selected statement of operations gross profit data for the periods indicated (dollars in millions):

	Six Months Ended June 30,
			Total Dollar Change	Total Percent Change
	2004	2003
Gross Profit:
Equipment rentals	$24.0	$22.4	$1.6	7.1%
New equipment sales:
Cranes	2.5	1.7	0.8	47.1%
Aerial work platforms	0.7	0.5	0.2	40.0%
Earthmoving	1.7	1.5	0.2	13.3%
Lift trucks	0.6	0.5	0.1	20.0%
Other	(0.6)	(0.3)	(0.3)	(100.0)%

Total new equipment sales	4.9	3.9	1.0	25.6%

Used equipment sales:
Cranes	2.2	2.4	(0.2)	(8.3)%
Aerial work platforms	1.1	1.1	—	0.0%
Earthmoving	2.6	2.0	0.6	30.0%
Lift trucks	2.0	1.1	0.9	81.8%
Other	0.7	0.4	0.3	75.0%

Total used equipment sales	8.6	7.0	1.6	22.9%

Parts sales	8.4	7.3	1.1	15.1%
Service revenue	10.5	10.3	0.2	1.9%
Other	0.8	0.2	0.6	300.00%

Total gross profit	$57.2	$51.1	$6.1	11.9%

        Total Gross Profit.    Our total gross profit for the first six months of 2004 was $57.2 million compared to $51.1 million for the first six months of 2003, an increase of $6.1 million or 11.9%. Total gross profit margin for the first six months of 2004 was 25.3% compared to 24.8% for the same period last year. Following is information concerning our gross profit:

1.
Equipment Rentals Gross Profit.    Our equipment rentals gross profit increased $1.6 million, or 7.1%, to $24.0 million for the first six months of 2004 from $22.4 for the first six months of 2003. The overall increase is primarily a result of lower depreciation and off-balance sheet lease expense offset by higher property tax and other miscellaneous rental expenses.

  Depreciation expense on our rental fleet equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense decreased approximately $3.5 million as a result of having reduced the overall total rental fleet. During the first six months of 2004, our property tax and re-rent expense combined increased approximately $1.9 million. Other miscellaneous rental expense, including fuel and off-balance sheet lease expense, increased approximately $0.3 million. For the six months ended June 30, 2004, our maintenance and repair expenses were consistent with the same period last year.

2.
New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $1.0 million, or 25.6%, to $4.9 million for the first six months of 2004 from $3.9 million for the first six months of 2003. For the first six months of 2004, new equipment sales improved across our four core product lines, offset by a $0.3 million decrease in other new equipment sales.

3.
Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $1.6 million, or 22.9%, to $8.6 million for the first six months of 2004 from $7.0 million for the first six months of 2003. The increase in used equipment sales gross profit was attributable to increased revenues and a 1.8% increase in the gross profit margin on used equipment sales.

4.
Parts Sales and Service Gross Profit.    Our parts sales and service revenue gross profit increased $1.3 million, or 7.4%, to $18.9 million for the first six months of 2004 from $17.6 million for the same period last year. The increase was primarily attributable to increased parts sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $1.5 million, or 3.0%, to $51.9 million for the six months ended June 30, 2004 from $50.4 million for the same period last year. As a percent of sales, SG&A expenses were 23.0% and 24.5% for the six months ending June 30, 2004 and 2003, respectively. Approximately $1.4 million of the total increase related to higher sales commissions, performance incentives, benefits and other costs associated with increased revenues.

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

        On September 11, 2003, we filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, we issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If, at the end of the sixteen months (January 2005), the appeal is still pending, we will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). We will expense any additional statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, we pay a 300 basis point fee on the amount available for issuance.

        While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

        Income Taxes.    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. At the end of the second quarter of 2004 and 2003, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Liquidity and Capital Resources

Senior Secured Credit Facility Amendments

        During the first quarter of 2004, we amended the senior secured credit agreement dated June 17, 2002, governing our senior secured credit facility. Principally, this amendment:

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

        We paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan. As of June 30, 2004, we were in compliance with the financial covenants.

Cash Requirements Related to Operations

        Our principal sources of liquidity have been from cash provided by operations and the sales of used equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. As of June 30, 2004, the total balance outstanding on the amended senior secured credit facility was $54.6 million, with $70.1 million net available in additional borrowings (taking into account the $25.3 million in standby letters of credit). Also on June 30, 2004, our total balance payable on capital lease obligations and notes payable were $1.8 million and $0.9 million, respectively.

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

Certain Information Concerning Off-Balance Sheet Arrangements

        At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases. See "Contractual and Commercial Commitments Summary" below.

Sources and Uses of Cash

        Cash flow from operating activities.    For the six months ended June 30, 2004, our cash used in operating activities was $11.8 million. The significant components of our operating activities that provided cash were depreciation expense of $26.2 million, an increase in accrued expenses payable and other liabilities of $4.2 million and a net decrease in other assets and other liabilities of $2.4 million. Significant components of our operating activities that used cash consisted of a $14.2 million net loss, gain on sale of both rental and non-rental equipment of $7.6 million, a $4.1 million increase in accounts receivable, a $4.2 million decrease in accounts payable and accrued expenses payable, an increase in inventories of $14.2 million and a $0.3 million increase in prepaid expenses and other assets.

        Cash flow from investing activities.    For the six months ended June 30, 2004, cash provided by our investing activities was $4.6 million. This is a result of proceeds from the sale of rental and non-rental equipment of $31.8 million offset by purchasing $27.2 million in rental and non-rental equipment.

        Cash flow from financing activities.    For the six months ended June 30, 2004, cash provided by our financing activities was $5.8 million. Our total borrowings under the amended senior secured credit facility were $232.7 million and total payments under the amended senior secured credit facility were $222.1 million. Financing costs paid in cash for the refinancing totaled $0.9 million and payments of related party obligation totaled $0.2 million. Payments on capital leases and other notes were $3.7 million.

Contractual and Commercial Commitments Summary

        The following summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (including interest):

	Payments Due by Year
	Total	2004	2005-2006	2007-2008	Thereafter
	(Dollars in thousands)
Long-term debt (including subordinated notes payable)	$254,104	$212	$536	$356	$253,000
Interest payments on senior secured notes	183,563	11,125	44,500	44,500	83,438
Interest payments on senior subordinated notes	61,281	3,312	13,250	13,250	31,469
Senior secured credit facility	54,586	—	—	—	54,586
Capital lease obligations	1,970	682	1,288	—	—
Related party obligation	1,575	150	600	600	225
Operating leases(1)	70,842	11,362	37,930	11,733	9,817
Other long-term obligations(2)	67,756	9,855	28,990	22,758	6,153

Total contractual cash obligations	$695,677	$36,698	$127,094	$93,197	$438,688

(1)
This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(2)
This includes: (i) Bruckmann, Rosser, Sherrill & Co., Inc's annual management fees through 2012 (based upon the lesser of 1.75% of estimated Earnings Before Interest, Taxes, Depreciation, and Amortization excluding operating lease expense or $2.0 million per year) for $10.9 million,
(ii) payments under a non-competition agreement with a former vice-president for $0.2 million and (iii) payments for secured floor plan financing for $56.6 million.

        Additionally, as of June 30, 2004, we have standby letters of credit totaling $25.3 million that expire in July, August and September 2004 and January 2005.

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

Forward-Looking Statements

        Certain of the statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "seek," "on-track," "plan," "intend," or "anticipate" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our earnings are effected by changes in interest rates due to the fact that interest on the revolving line of credit is calculated based upon LIBOR plus 300 basis points. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility. At June 30, 2004, we had variable rate debt representing 18.3% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at June 30, 2004, a one percent increase in market rates would increase our annual interest expense approximately $1.1 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 81.7% of total debt. The annual interest rates on our senior secured credit facility averaged 6.8% in 2004 compared to 5.4% in 2003.

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

        On September 11, 2003, we filed a notice of appeal. In conjunction with the appeal and in accordance with the Court's order, we issued an irrevocable standby letter of credit for $19.0 million, representing the amount of the judgment plus $1.6 million in anticipated statutory interest for the sixteen months while the judgment is being appealed. If, at the end of the sixteen months (January 2005), the appeal is still pending, we will be required to extend the maturity of the irrevocable standby letter of credit for eight additional months and increase the amount by $0.8 million (eight months additional statutory interest at 8.0%). We will expense any additional statutory interest as interest expense in the statement of operations. For the duration of the letter of credit, we pay a 300 basis point fee on the amount available for issuance.

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

    Form 8-K filed on May 11, 2004

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES L.L.C.
Dated: August 16, 2004	By:	/s/ JOHN M. ENGQUIST John M. Engquist Chief Executive Officer (Principal Executive Officer)
Dated: August 16, 2004	By:	/s/ LINDSAY C. JONES Lindsay C. Jones Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

H&E EQUIPMENT SERVICES L.L.C. TABLE OF CONTENTS
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
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