Form 10-Q
period 2004-09-30
H&E EQUIPMENT SERVICES LLC
filed 2004-11-15
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

H&E EQUIPMENT SERVICES L.L.C.

TABLE OF CONTENTS

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands)
ASSETS
Cash	$2,215	$3,891
Receivables, net of allowance for doubtful accounts of $2,896 and $3,188, respectively	68,793	62,615
Inventories, net	57,229	44,078
Prepaid expenses and other assets	3,103	2,521
Rental equipment, net of accumulated depreciation of $118,275 and $113,546, respectively	243,147	259,282
Property and equipment, net of accumulated depreciation of $16,178 and $13,906, respectively	15,331	15,128
Deferred financing costs and other intangible assets, net of accumulated amortization of $4,473 and $2,751, respectively	10,870	11,235
Goodwill, net of accumulated amortization of $758	3,204	3,204

Total assets	$403,892	$401,954

LIABILITIES AND MEMBER'S DEFICIT
Liabilities:
Amount due on senior secured credit facility	$55,739	$43,958
Accounts payable	87,783	91,446
Accrued expenses payable and other liabilities	29,519	15,901
Accrued loss from litigation	17,434	17,434
Related party obligation	1,107	1,235
Notes payable	822	1,063
Senior secured notes, net of discount	198,735	198,660
Senior subordinated notes, net of discount	43,363	43,010
Capital lease obligations	1,452	5,351
Deferred compensation payable	10,323	10,898

Total liabilities	446,277	428,956

Member's deficit	(42,385)	(27,002)

Total liabilities and member's deficit	$403,892	$401,954

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Equipment rentals	$42,076	$40,395	$116,722	$115,251
New equipment sales	28,793	17,723	80,570	58,553
Used equipment sales	20,353	14,914	61,984	51,981
Parts sales	14,951	13,562	44,335	40,001
Service revenue	8,486	8,214	25,446	25,392
Other	6,230	5,289	17,500	14,997

Total revenues	120,889	100,097	346,557	306,175

Cost of Revenues:
Rental depreciation	12,214	13,707	36,479	41,460
Rental expense	12,474	12,455	38,811	37,177
New equipment sales	25,949	16,359	72,791	53,308
Used equipment sales	15,810	12,037	48,889	42,044
Parts sales	10,741	9,796	31,766	28,916
Service revenue	3,188	3,200	9,639	10,070
Other	5,373	4,854	15,876	14,366

Total cost of revenues	85,749	72,408	254,251	227,341

Gross profit	35,140	27,689	92,306	78,834
Selling, general and administrative expenses	26,254	24,767	78,104	75,176
Loss from litigation	—	434	—	17,434
Related party expense	—	1,275	—	1,275
Gain on sale of property and equipment	49	45	156	82

Income (loss) from operations	8,935	1,258	14,358	(14,969)

Other Income (Expense):
Interest expense	(10,161)	(9,762)	(29,836)	(29,441)
Other, net	11	93	95	189

Total other expense, net	(10,150)	(9,669)	(29,741)	(29,252)

Net loss	$(1,215)	$(8,411)	$(15,383)	$(44,221)

See notes to condensed consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,383)	$(44,221)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	2,930	2,871
Depreciation on rental equipment	36,479	41,460
Amortization of loan discounts and deferred financing costs	1,958	1,797
Amortization of other intangible assets	191	—
Provision for losses on accounts receivable	1,037	699
Gain on sale of property and equipment	(156)	(82)
Gain on sale of rental equipment	(11,600)	(8,310)
Changes in operating assets and liabilities:
Receivables, net	(7,215)	(3,320)
Inventories, net	(21,780)	(1,795)
Prepaid expenses and other assets	(582)	(2,113)
Accounts payable	(3,663)	(8,108)
Accrued expenses payable and other liabilities	13,246	13,110
Accrued loss from litigation	—	17,434
Deferred compensation payable	(575)	580

Net cash (used in) provided by operating activities	(5,113)	10,002

Cash flows from investing activities:
Purchases of property and equipment	(3,272)	(2,321)
Purchases of rental equipment	(48,310)	(23,989)
Proceeds from sale of property and equipment	295	2,616
Proceeds from sale of rental equipment	48,195	37,031

Net cash (used in) provided by investing activities	(3,092)	13,337

Cash flows from financing activities:
Borrowings on senior secured credit facility	350,067	286,371
Payments on senior secured credit facility	(338,286)	(305,471)
Payment of deferred financing costs	(887)	(854)
Payments of related party obligation	(225)	—
Principal payments on notes payable	(241)	(274)
Payments on capital lease obligations	(3,899)	(4,032)

Net cash provided by (used in) financing activities	6,529	(24,260)

Net decrease in cash	(1,676)	(921)
Cash, beginning of period	3,891	3,398

Cash, end of period	$2,215	$2,477

See notes to condensed consolidated financial statements.

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$8,629	$7,540
Related party expense	—	1,275
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,879	$18,914
Income taxes	19	97

        As of September 30, 2004 and December 31, 2003, the Company had $50.6 and $51.8 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

        During the third quarter of 2004, the Company entered into a three year non-competition agreement with a former officer. Accordingly, the Company recorded a $0.1 million intangible asset and accrued liability. The intangible asset is being amortized using the straight-time method over the term of the agreement.

        During the first quarter of 2004, the Company entered into a twelve month non-competition agreement with a former vice-president. Accordingly, the Company recorded a $0.3 million intangible asset and accrued liability. The intangible asset is being amortized using the straight-line method over the term of the agreement.

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

Nature of Operations

        H&E Equipment Services is one of the largest integrated equipment rental, sales and service companies in the United States of America (United States). Unlike many of its competitors which focus primarily on renting equipment, the Company also sells new and used equipment and provides extensive parts and service support. This integrated model enables the Company to effectively manage key aspects of its rental fleet through reduced equipment acquisition costs, efficient maintenance and profitable disposition of rental fleet equipment. Over the past 41 years, the Company has built an infrastructure that includes a network of 39 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of approximately 480 service technicians and separate and distinct rental and equipment sales forces. The Company generates a significant portion of its gross profit from its parts and service operations, which management believes, provides the Company with a more stable operating profile than companies that focus solely on renting equipment.

        The Company's operations are principally connected with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in the demand for equipment or depressed rental rates and sales prices for the equipment the Company sells.

        The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States, and, accordingly, certain disclosures have been omitted. Results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The information included in this report should be read in conjunction with the financial statements and related notes included in the the Company's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (SEC).

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

        During the third quarter of 2004, both parties involved in this litigation filed appellate briefs with the North Carolina Court of Appeals. Both parties have moved to be allowed to make "oral arguments" and are awaiting the Court's decision. While the Company is appealing this judgment, management believes that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on its business or financial condition.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Equipment rentals	$42,076	$40,395	$116,722	$115,251
New equipment sales	28,793	17,723	80,570	58,553
Used equipment sales	20,353	14,914	61,984	51,981
Parts sales	14,951	13,562	44,335	40,001
Service revenue	8,486	8,214	25,446	25,392

Total segmented revenues	114,659	94,808	329,057	291,178
Non-segmented revenues	6,230	5,289	17,500	14,997

Total revenues	$120,889	$100,097	$346,557	$306,175

Gross Profit:
Equipment rentals	$17,388	$14,233	$41,432	$36,614
New equipment sales	2,844	1,364	7,779	5,245
Used equipment sales	4,543	2,877	13,095	9,937
Parts sales	4,210	3,766	12,569	11,085
Service revenue	5,298	5,014	15,807	15,322

Total gross profit from segmented revenues	34,283	27,254	90,682	78,203
Non-segmented gross profit	857	435	1,624	631

Total gross profit	$35,140	$27,689	$92,306	$78,834

	As of September 30,	As of December 31,
	2004	2003
Segment Identified Assets:
Equipment sales, net	$40,851	$29,091
Equipment rentals, net	243,147	259,282
Parts sales and service revenue	16,378	14,987

Total segment identified assets	300,376	303,360
Non-segment identified assets	103,516	98,594

Total assets	$403,892	$401,954

        The Company operates in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's annual sales on an overall basis for any of the periods presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$2,173	$42	$—	$2,215
Receivables, net	66,629	2,164	—	68,793
Inventories, net	53,090	4,139	—	57,229
Prepaid expenses and other assets	3,103	—	—	3,103
Rental equipment, net	230,332	12,815	—	243,147
Property and equipment, net	14,839	492	—	15,331
Deferred financing costs and other intangible assets, net	10,870	—	—	10,870
Investment in guarantor subsidiaries	4,726	—	(4,726)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$388,966	$19,652	$(4,726)	$403,892

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Amount due on senior secured credit facility	$52,080	$3,659	$—	$55,739
Accounts payable	87,783	—	—	87,783
Accrued expenses payable and other liabilities	29,439	80	—	29,519
Inter-company balance	(11,187)	11,187	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,107	—	—	1,107
Notes payable	822	—	—	822
Senior secured notes, net of discount	198,735	—	—	198,735
Senior subordinated notes, net of discount	43,363	—	—	43,363
Capital lease obligations	1,452	—	—	1,452
Deferred compensation payable	10,323	—	—	10,323

Total liabilities	431,351	14,926	—	446,277

Member's equity (deficit)	(42,385)	4,726	(4,726)	(42,385)

Total liabilities and member's equity (deficit)	$388,966	$19,652	$(4,726)	$403,892

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2003
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$3,868	$23	$—	$3,891
Receivables, net	61,318	1,297	—	62,615
Inventories, net	42,783	1,295	—	44,078
Prepaid expenses and other assets	2,521	—	—	2,521
Rental equipment, net	250,426	8,856	—	259,282
Property and equipment, net	14,872	256	—	15,128
Deferred financing costs, net	11,235	—	—	11,235
Investment in guarantor subsidiaries	4,464	—	(4,464)	—
Goodwill, net	3,204	—	—	3,204

Total assets	$394,691	$11,727	$(4,464)	$401,954

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Liabilities:
Amount due on senior secured credit facility	$39,679	$4,279	$—	$43,958
Accounts payable	91,446	—	—	91,446
Accrued expenses payable and other liabilities	15,741	160	—	15,901
Intercompany balance	(2,824)	2,824	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,235	—	—	1,235
Notes payable	1,063	—	—	1,063
Senior secured notes, net of discount	198,660	—	—	198,660
Senior subordinated notes, net of discount	43,010	—	—	43,010
Capital lease obligations	5,351	—	—	5,351
Deferred compensation payable	10,898	—	—	10,898

Total liabilities	421,693	7,263	—	428,956

Member's equity (deficit)	(27,002)	4,464	(4,464)	(27,002)

Total liabilities and member's equity (deficit)	$394,691	$11,727	$(4,464)	$401,954

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$40,355	$1,721	$—	$42,076
New equipment sales	27,834	959	—	28,793
Used equipment sales	19,434	919	—	20,353
Parts sales	14,496	455	—	14,951
Service revenue	8,224	262	—	8,486
Other	6,007	223	—	6,230

Total revenues	116,350	4,539	—	120,889

Cost of Revenues:
Rental depreciation	11,696	518	—	12,214
Rental expense	12,179	295	—	12,474
New equipment sales	25,129	820	—	25,949
Used equipment sales	15,170	640	—	15,810
Parts sales	10,434	307	—	10,741
Service revenue	3,108	80	—	3,188
Other	5,144	229	—	5,373

Total cost of revenues	82,860	2,889	—	85,749

Gross profit	33,490	1,650	—	35,140
Selling, general and administrative expenses	25,150	1,104	—	26,254
Gain on sale of property and equipment	33	16	—	49
Equity in earnings of guarantor subsidiaries	314	—	(314)	—

Income from operations	8,687	562	(314)	8,935

Other Income (Expense):
Interest expense	(9,912)	(249)	—	(10,161)
Other, net	10	1	—	11

Total other expense, net	(9,902)	(248)	—	(10,150)

Net (loss) income	$(1,215)	$314	$(314)	$(1,215)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$38,945	$1,450	$—	$40,395
New equipment sales	17,274	449	—	17,723
Used equipment sales	14,014	900	—	14,914
Parts sales	13,204	358	—	13,562
Service revenue	8,011	203	—	8,214
Other	5,120	169	—	5,289

Total revenues	96,568	3,529	—	100,097

Cost of Revenues:
Rental depreciation	13,264	443	—	13,707
Rental expense	12,223	232	—	12,455
New equipment sales	15,922	437	—	16,359
Used equipment sales	11,421	616	—	12,037
Parts sales	9,547	249	—	9,796
Service revenue	3,105	95	—	3,200
Other	4,624	230	—	4,854

Total cost of revenues	70,106	2,302	—	72,408

Gross profit	26,462	1,227	—	27,689
Selling, general and administrative expenses	23,804	963	—	24,767
Loss from litigation	434	—		434
Related party expense	1,275	—	—	1,275
Gain on sale of property and equipment	34	11	—	45
Equity in earnings of guarantor subsidiaries	58	—	(58)	—

Income from operations	1,041	275	(58)	1,258

Other income (expense):
Interest expense	(9,547)	(215)	—	(9,762)
Other, net	95	(2)	—	93

Total other expense, net	(9,452)	(217)	—	(9,669)

Net (loss) income	$(8,411)	$58	$(58)	$(8,411)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$112,406	$4,316	$—	$116,722
New equipment sales	77,854	2,716	—	80,570
Used equipment sales	58,496	3,488	—	61,984
Parts sales	43,107	1,228	—	44,335
Service revenue	24,639	807	—	25,446
Other	16,968	532	—	17,500

Total revenues	333,470	13,087	—	346,557

Cost of Revenues:
Rental depreciation	35,036	1,443	—	36,479
Rental expense	37,936	875	—	38,811
New equipment sales	70,419	2,372	—	72,791
Used equipment sales	46,364	2,525	—	48,889
Parts sales	30,931	835	—	31,766
Service revenue	9,391	248	—	9,639
Other	15,202	674	—	15,876

Total cost of revenues	245,279	8,972	—	254,251

Gross profit	88,191	4,115	—	92,306

Selling, general and administrative expenses	74,901	3,203	—	78,104
Gain on sale of property and equipment	131	25	—	156
Equity in earnings of guarantor subsidiaries	262	—	(262)	—

Income from operations	13,683	937	(262)	14,358

Other Income (Expense):
Interest expense	(29,147)	(689)	—	(29,836)
Other, net	81	14	—	95

Total other expense, net	(29,066)	(675)	—	(29,741)

Net (loss) income	$(15,383)	$262	$(262)	$(15,383)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$111,787	$3,464	$—	$115,251
New equipment sales	57,072	1,481	—	58,553
Used equipment sales	49,286	2,695	—	51,981
Parts sales	39,035	966	—	40,001
Service revenue	24,743	649	—	25,392
Other	14,601	396	—	14,997

Total revenues	296,524	9,651	—	306,175

Cost of Revenues:
Rental depreciation	40,139	1,321	—	41,460
Rental expense	36,505	672	—	37,177
New equipment sales	51,983	1,325	—	53,308
Used equipment sales	40,076	1,968	—	42,044
Parts sales	28,255	661	—	28,916
Service revenue	9,841	229	—	10,070
Other	13,874	492	—	14,366

Total cost of revenues	220,673	6,668	—	227,341

Gross profit	75,851	2,983	—	78,834

Selling, general and administrative expenses	72,493	2,683	—	75,176
Loss from litigation	17,434	—	—	17,434
Related party expense	1,275	—	—	1,275
Gain on sale of property and equipment	49	33	—	82
Equity in loss of guarantor subsidiaries	(298)	—	298	—

Income (loss) from operations	(15,600)	333	298	(14,969)

Other income (expense):
Interest expense	(28,806)	(635)	—	(29,441)
Other, net	185	4	—	189

Total other expense, net	(28,621)	(631)	—	(29,252)

Net loss	$(44,221)	$(298)	$298	$(44,221)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(15,383)	$262	$(262)	$(15,383)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation on property and equipment	2,821	109	—	2,930
Depreciation on rental equipment	35,036	1,443	—	36,479
Amortization of loan discounts and deferred financing costs	1,958	—	—	1,958
Amortization of other intangible assets	191	—	—	191
Provision for losses on accounts receivable	988	49	—	1,037
Gain on sale of property and equipment	(131)	(25)	—	(156)
Gain on sale of rental equipment	(10,715)	(885)	—	(11,600)
Deficit in earnings of guarantor subsidiaries	(262)	—	262	—
Changes in operating assets and liabilities:
Receivables, net	(6,299)	(916)	—	(7,215)
Inventories, net	(15,142)	(6,638)	—	(21,780)
Prepaid expenses and other assets	(582)	—	—	(582)
Accounts payable	(3,663)	—	—	(3,663)
Accrued expenses payable and other liabilities	13,326	(80)	—	13,246
Intercompany balance	(8,363)	8,363	—	—
Deferred compensation payable	(575)	—	—	(575)

Net cash (used in) provided by operating activities	(6,795)	1,682	—	(5,113)

Cash flows from investing activities:
Purchases of property and equipment	(2,926)	(346)	—	(3,272)
Purchases of rental equipment	(44,446)	(3,864)	—	(48,310)
Proceeds from sale of property and equipment	269	26	—	295
Proceeds from sale of rental equipment	45,054	3,141	—	48,195

Net cash used in investing activities:	(2,049)	(1,043)	—	(3,092)

Cash flows from financing activities:
Borrowings on senior secured credit facility	350,067	—	—	350,067
Payments on senior secured credit facility	(337,666)	(620)	—	(338,286)
Payment of deferred financing costs	(887)	—	—	(887)
Payments of related party obligation	(225)	—	—	(225)
Principal payments on notes payable	(241)	—	—	(241)
Payments on capital lease obligations	(3,899)	—	—	(3,899)

Net cash provided by (used in) financing activities	7,149	(620)	—	6,529

Net (decrease) increase in cash	(1,695)	19	—	(1,676)
Cash, beginning of period	3,868	23	—	3,891

Cash, end of period	$2,173	$42	$—	$2,215

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(44,221)	$(298)	$298	$(44,221)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	2,813	58	—	2,871
Depreciation on rental equipment	40,139	1,321	—	41,460
Amortization of loan discounts and deferred financing costs	1,797	—	—	1,797
Provision for losses on accounts receivable	652	47	—	699
Gain on sale of property and equipment	(49)	(33)	—	(82)
Gain on sale of rental equipment	(7,646)	(664)	—	(8,310)
Deficit in earnings of guarantor subsidiaries	298	—	(298)	—
Changes in operating assets and liabilities:
Receivables, net	(2,900)	(420)	—	(3,320)
Inventories, net	(3,099)	1,304	—	(1,795)
Prepaid expenses and other assets	(2,117)	4	—	(2,113)
Accounts payable	(8,020)	(88)	—	(8,108)
Accrued expenses payable and other liabilities	13,957	(847)	—	13,110
Intercompany balance	(6,167)	6,167	—	—
Accrued loss from litigation	17,434	—	—	17,434
Deferred compensation payable	580	—	—	580

Net cash provided by operating activities	3,451	6,551	—	10,002

Cash flows from investing activities:
Purchases of property and equipment	(2,087)	(234)	—	(2,321)
Purchases of rental equipment	(16,004)	(7,985)	—	(23,989)
Proceeds from sale of property and equipment	2,583	33	—	2,616
Proceeds from sale of rental equipment	34,670	2,361	—	37,031

Net cash provided by (used in) investing activities:	19,162	(5,825)	—	13,337

Cash flows from financing activities:
Borrowings on senior secured credit facility	286,371	—	—	286,371
Payments on senior secured credit facility	(304,686)	(785)	—	(305,471)
Payment of deferred financing costs	(854)	—	—	(854)
Principal payments on notes payable	(274)	—	—	(274)
Payments on capital lease obligations	(4,032)	—	—	(4,032)

Net cash used in financing activities	(23,475)	(785)	—	(24,260)

Net decrease in cash	(862)	(59)	—	(921)
Cash, beginning of period	3,331	67	—	3,398

Cash, end of period	$2,469	$8	$—	$2,477

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews our operations for the three and nine months ended September 30, 2004 and 2003 and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included herein. The following discussion and analysis should also be read in conjunction with the financial statements and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2003 filed with the SEC.

Overview

        We are an integrated equipment rental, sales and service company located in the United States with a network of 39 facilities, most of which have full-service capabilities, and a workforce that includes a highly-skilled group of service technicians and separate and distinct rental and equipment sales forces. In addition to renting equipment, we also sell new and used equipment and provide extensive parts and service support. We generate a significant portion of our gross profit from parts sales and service revenue.

        Our integrated approach leads to revenues from each source being partially driven by the activities of the other revenue sources. Our revenues are dependent on several factors, including, but not limited to, the demand for rental equipment, rental fleet availability, rental rates, the demand for new and used equipment, the level of industrial and construction activity and general economic conditions.

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

  (ii)
  Sales of New Equipment—This category includes revenues from selling new equipment. We are a leading distributor of new products for nationally-recognized manufacturers in our four core product lines. Our new equipment distribution infrastructure facilitates a large, high-quality product support operation, creates a higher level of partnering with manufacturers and adds to our customer base, which often leads to additional rental, parts and service revenue. New sales are impacted by the manufacturers availability of equipment.

  (iii)
  Sales of Used Equipment—This category includes revenues from selling used and rental fleet equipment. In the normal course of business activities, we routinely sell our rental fleet equipment in order to manage the size, composition and age of our rental fleet in response to changing market conditions and to maintain a modern, high-quality fleet. We also sell used equipment that has been inventoried.

  (iv)
  Parts Sales and Service Revenue—This category includes revenues from parts sales and maintenance and repair services to customers for their owned equipment.

        Our cost of revenues includes depreciation, maintenance, property taxes, equipment lease expense, and other miscellaneous costs of rental equipment, cost of equipment sold and cost of parts sales and service revenue.

        We believe a significant portion of our overall value is in the rental fleet equipment. Our rental fleet (including rental equipment financed with operating leases) as of September 30, 2004, consisted of 13,044 units having an original acquisition cost (defined as the cost originally paid to manufacturers) of approximately $466.1 million and an average age of 43.5 months.

        Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. We reduced our overall gross rental fleet, through the normal course of business activities, by approximately $42 million over the last year. While we reduced the size of our equipment rental fleet, the mix among our four core product lines remained consistent with that of prior years. With our in-house service capabilities and extensive maintenance program, we believe our fleet is one of the best maintained in the industry.

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

        Lead times from manufacturers have lengthened. Because of the timing and availability of new equipment, our capital expenditures for rental fleet equipment, for the first nine months of 2004, were less than anticipated, although we have placed orders and expect to take delivery in the fourth quarter of this year. We strive to manage our rental fleet relative to the current market demand.

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

        Revenue Recognition.    Our policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue is appropriately reported in the periods presented. Revenue from the sale of equipment and parts is recognized at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. Service revenue is recognized at the time the services are rendered. Other revenues consist primarily for rental equipment delivery and damage waiver charges.

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

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

        The following table sets forth selected statement of operations revenue data for the periods indicated (dollars in millions):

	Three Months Ended September 30,
			Total Dollar Change	Total Percent Change
	2004	2003
Revenues:
Equipment rentals:
Cranes	$4.4	$4.9	$(0.5)	(10.2)%
Aerial work platforms	26.0	23.6	2.4	10.2%
Earthmoving	6.4	7.0	(0.6)	(8.6)%
Lift trucks	2.4	2.0	0.4	20.0%
Other	2.9	2.9	—	—

Total equipment rentals	42.1	40.4	1.7	4.2%

New equipment sales:
Cranes	7.0	4.9	2.1	42.9%
Aerial work platforms	3.2	2.3	0.9	39.1%
Earthmoving	14.5	6.0	8.5	141.7%
Lift trucks	1.8	3.7	(1.9)	(51.4)%
Other	2.3	0.8	1.5	187.5%

Total new equipment sales	28.8	17.7	11.1	62.7%

Used equipment sales:
Cranes	7.8	3.9	3.9	100.0%
Aerial work platforms	2.6	1.8	0.8	44.4%
Earthmoving	7.0	6.5	0.5	7.7%
Lift trucks	2.4	1.7	0.7	41.2%
Other	0.6	1.0	(0.4)	(40.0)%

Total used equipment sales	20.4	14.9	5.5	36.9%

Parts sales	14.9	13.6	1.3	9.6%
Service revenue	8.5	8.2	0.3	3.7%
Other	6.2	5.3	0.9	17.0%

Total revenues	$120.9	$100.1	$20.8	20.8%

        Total Revenues.    Our third quarter 2004 total revenues were $120.9 million compared to $100.1 million in the third quarter of 2003, a $20.8 million or 20.8% increase. Our revenues were attributable to:

1.
Equipment Rental Revenues.    Our revenues from equipment rentals increased $1.7 million, or 4.2%, to $42.1 million for the third quarter of 2004 from $40.4 for the third quarter of 2003. The increase is primarily a result of improved rental rates, higher time utilization and despite having reduced the overall total gross rental fleet by $42 million through the normal course of business activities over the last year. The $0.5 million and $0.6 million decrease in crane and earthmoving equipment rental revenues was primarily attributable to lower time utilization. Rental equipment dollar utilization (quarterly rental revenues annualized, divided by the average quarterly original rental fleet equipment cost of $471.5 million and $518.3 million for 2004 and 2003, respectively) was approximately 35.5% compared to 30.8% last year.

2.
New Equipment Sales Revenues.    Our new equipment sales increased $11.1 million, or 62.7%, to $28.8 million for the third quarter of 2004 from $17.7 million for the third quarter of 2003. During the third quarter of 2004, sales of new cranes, aerial work platforms, earthmoving and other new equipment improved, and were offset by lower new lift truck sales. The decline in sales of new lift trucks was due primarily to the timing and availability of inventory.

3.
Used Equipment Sales Revenues.    Our used equipment sales increased $5.5 million, or 36.9%, to $20.4 million for the third quarter of 2004 from $14.9 million for the third quarter of 2003. In the third quarter of 2004, we sold our used equipment at approximately 128% of net book value compared to 124% of net book value in the third quarter of 2003. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

4.
Parts Sales and Service Revenue.    Our parts sales and service revenue increased $1.6 million, or 7.3%, to $23.4 million for the third quarter of 2004 from $21.8 million for the third quarter of 2003. The increase was primarily attributable to increased customer demand.

5.
Other Revenues.    Our other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $0.9 million during the third quarter of 2004.

        The following table sets forth selected statement of operations gross profit data for the periods indicated (dollars in millions):

	Three Months Ended September 30,
			Total Dollar Change	Total Percent Change
	2004	2003
Gross Profit:
Equipment rentals	$17.4	$14.2	$3.2	22.5%
New equipment sales:
Cranes	0.8	0.6	0.2	33.3%
Aerial work platforms	0.3	0.4	(0.1)	(25.0)%
Earthmoving	2.0	0.8	1.2	150.0%
Lift trucks	0.2	0.2	—	—
Other	(0.5)	(0.6)	0.1	(16.7)%

Total new equipment sales	2.8	1.4	1.4	100.0%

Used equipment sales:
Cranes	1.6	0.5	1.1	220.0%
Aerial work platforms	0.8	0.3	0.5	166.7%
Earthmoving	1.4	1.3	0.1	7.7%
Lift trucks	0.8	0.6	0.2	33.3%
Other	(0.1)	0.2	(0.3)	(150.0)%

Total used equipment sales	4.5	2.9	1.6	55.2%

Parts sales	4.2	3.8	0.4	10.5%
Service revenue	5.3	5.0	0.3	6.0%
Other	0.9	0.4	0.5	125.0%

Total gross profit	$35.1	$27.7	$7.4	26.7%

        Total Gross Profit.    Our third quarter of 2004 total gross profit was $35.1 million compared to $27.7 million in the third quarter of 2003, a $7.4 million, or 26.7% increase. Total gross profit margin for the third quarter of 2004 was 29.0% up from 27.7% for the third quarter last year. Following is information concerning our gross profit:

  1.
  Equipment Rentals Gross Profit.    Our equipment rentals gross profit increased $3.2 million, or 22.5%, to $17.4 million for the third quarter of 2004 from $14.2 for the third quarter of 2003. The increase is primarily a result of a $1.7 million increase in rental revenue combined with a $1.5 million decrease in depreciation expense and other miscellaneous rental expenses.

  Depreciation expense on our rental fleet equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense decreased approximately $1.5 million as a result of having reduced the total rental fleet. For the third quarter of 2004, our maintenance and repair expense decreased approximately $0.2 million, offset by $0.4 million increase in equipment re-rent expense (if customers need equipment that we do not have in our fleet and we do not want to purchase it, we will often rent it from other sources). Other miscellaneous rental expenses, including fuel costs and off-balance sheet lease expense, decreased approximately $0.2 million.

  2.
  New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $1.4 million, or 100.0%, to $2.8 million for the third quarter of 2004 from $1.4 million for the third quarter of 2003. The increase in new equipment sales gross profit is attributable primarily to higher new equipment sales revenues.

  3.
  Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $1.6 million, or 55.2%, to $4.5 million for the third quarter of 2004 from $2.9 million for the third quarter of 2003. The increase in used equipment sales gross profit was primarily the result of a 2.6% increase in gross profit margin on used equipment sold. Customers are willing to pay more for well maintained, used equipment.

  4.
  Parts Sales and Service Revenue Gross Profit.    Our parts sales and service revenue gross profit increased $0.7 million, or 8.0%, to $9.5 million for the third quarter of 2004 from $8.8 million for the third quarter of 2003. The increase was attributable primarily to increased parts sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $1.5 million, or 6.0%, to $26.3 million for the third quarter of 2004 from $24.8 million for the third quarter of 2003. As a percent of sales, SG&A expenses were 21.7% for the third quarter of 2004 down from 24.8% for the third quarter of 2003. Approximately $1.1 million of the total increase was related to higher sales commissions, performance incentives and benefits. Rising insurance, facility, depreciation and transportation and hauling costs accounted for the remaining $0.4 million of the total increase.

        Income Taxes.    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. At the end of the third quarter of 2004 and 2003, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

        The following table sets forth selected statement of operations revenue data for the periods indicated (dollars in millions):

	Nine Months Ended September 30,
			Total Dollar Change	Total Percent Change
	2004	2003
Revenues:
Equipment rentals:
Cranes	$13.5	$15.2	$(1.7)	(11.2)%
Aerial work platforms	70.9	66.6	4.3	6.5%
Earthmoving	16.9	19.0	(2.1)	(11.1)%
Lift trucks	7.0	6.3	0.7	11.1%
Other	8.4	8.1	0.3	3.7%

Total equipment rentals	116.7	115.2	1.5	1.3%

New equipment sales:
Cranes	30.3	22.3	8.0	35.9%
Aerial work platforms	9.4	6.5	2.9	44.6%
Earthmoving	28.2	16.8	11.4	67.9%
Lift trucks	8.0	9.2	(1.2)	(13.0)%
Other	4.7	3.8	0.9	23.7%

Total new equipment sales	80.6	58.6	22.0	37.5%

Used equipment sales:
Cranes	20.1	16.7	3.4	20.4%
Aerial work platforms	9.3	6.9	2.4	34.8%
Earthmoving	21.1	19.1	2.0	10.5%
Lift trucks	8.9	6.2	2.7	43.5%
Other	2.6	3.1	(0.5)	(16.1)%

Total used equipment sales	62.0	52.0	10.0	19.2%

Parts sales	44.3	40.0	4.3	10.8%
Service revenue	25.5	25.4	0.1	0.4%
Other	17.5	15.0	2.5	16.7%

Total revenues	$346.6	$306.2	$40.4	13.2%

        Total Revenues.    Our total revenues for the first nine months of 2004 were $346.6 million compared to $306.2 million for the first nine months of 2003, a $40.4 million or 13.2% increase. Our revenues were attributable to:

1.
Equipment Rental Revenues.    Our revenues from equipment rentals increased $1.5 million, or 1.3%, to $116.7 million for the first nine months of 2004 from $115.2 for the first nine months of 2003. The overall increase is a result of improved rental rates and higher time utilization in the first nine months of this year compared to last year and despite having reduced the overall gross rental fleet by approximately $42 million through the normal course of business activities over the last year. Rental equipment dollar utilization (year-to-date rental revenues annualized, divided by the average year-to-date original rental fleet equipment cost of $475.1 million and $530.5 million for 2004 and 2003, respectively) was approximately 32.4% compared to 29.0% last year.

2.
New Equipment Sales Revenues.    Our new equipment sales increased $22.0 million, or 37.5%, to $80.6 million for the first nine months of 2004 from $58.6 million for the first nine months of 2003. During the first nine months of 2004, new equipment sales for cranes, aerial work platforms, and earth moving equipment all improved, offset by a $1.2 million decrease in new lift truck sales.

3.
Used Equipment Sales Revenues.    Our used equipment sales increased $10.0 million, or 19.2%, to $62.0 million for the first nine months of 2004 from $52.0 million for the first nine months of 2003. Used equipment sales increased across all four core product lines (due to customer demand for well maintained, used equipment) offset by a $0.5 million decrease in other used equipment sales.

4.
Parts Sales and Service Revenue.    Our parts sales and service revenue increased $4.4 million, or 6.7%, to $69.8 million for the first nine months of 2004 from $65.4 million for the same period last year. The increase was primarily attributable to higher customer demand.

5.
Other Revenues.    Our other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $2.5 million during the first nine months of 2004.

        The following table sets forth selected statement of operations gross profit data for the periods indicated (dollars in millions):

	Nine Months Ended September 30,
			Total Dollar Change	Total Percent Change
	2004	2003
Gross Profit:
Equipment rentals	41.4	36.6	4.8	13.1%
New equipment sales:
Cranes	3.3	2.3	1.0	43.5%
Aerial work platforms	1.0	0.8	0.2	25.0%
Earthmoving	3.7	2.4	1.3	54.2%
Lift trucks	0.8	0.6	0.2	33.3%
Other	(1.0)	(0.9)	(0.1)	11.1%

Total new equipment sales	7.8	5.2	2.6	50.0%

Used equipment sales:
Cranes	3.8	2.9	0.9	31.0%
Aerial work platforms	1.9	1.4	0.5	35.7%
Earthmoving	4.0	3.3	0.7	21.2%
Lift trucks	2.8	1.6	1.2	75.0%
Other	0.6	0.8	(0.2)	(25.0)%

Total used equipment sales	13.1	10.0	3.1	31.0%

Parts sales	12.6	11.1	1.5	13.5%
Service revenue	15.8	15.3	0.5	3.3%
Other	1.6	0.6	1.0	166.7%

Total gross profit	$92.3	$78.8	$13.5	17.1%

        Total Gross Profit.    Our total gross profit for the first nine months of 2004 was $92.3 million up from $78.8 million for the first nine months of 2003, a $13.5 million or 17.1% increase. Total gross profit margin for the first nine months of 2004 was 26.6% compared to 25.7% for the same period last year. Following is information concerning our gross profit:

1.
Equipment Rentals Gross Profit.    Our equipment rentals gross profit increased $4.8 million, or 13.1%, to $41.4 million for the first nine months of 2004 from $36.6 for the first nine months of 2003. The increase is primarily a result of a $1.5 million increase in rental revenue combined with a $3.3 million decrease in depreciation expense and other miscellaneous rental expenses.

  Depreciation expense on our rental fleet equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense decreased approximately $5.0 million as a result of having reduced the overall total rental fleet. During the first nine months of 2004, our property tax and re-rent expense combined increased approximately $2.3 million. Other miscellaneous rental expense, including fuel and off-balance sheet lease expense, decreased approximately $0.6 million. For the nine months ended September 30, 2004, our maintenance and repair expenses were consistent with the same period last year.

2.
New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $2.6 million, or 50.0%, to $7.8 million for the first nine months of 2004 from $5.2 million for the first nine months of 2003. For the first nine months of 2004, new equipment sales improved across our four core product lines, offset by a $0.1 million decrease in other new equipment sales.

3.
Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $3.1 million, or 31.0%, to $13.1 million for the first nine months of 2004 from $10.0 million for the first nine months of 2003. The increase in used equipment sales gross profit was attributable to increased revenues and a 1.9% increase in the gross profit margin on used equipment sales.

4.
Parts Sales and Service Gross Profit.    Our parts sales and service revenue gross profit increased $2.0 million, or 7.6%, to $28.4 million for the first nine months of 2004 from $26.4 million for the same period last year. The increase was primarily attributable to increased customer demand.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $2.9 million, or 3.9%, to $78.1 million for the nine months ended September 30, 2004 from $75.2 million for the same period last year. As a percent of sales, SG&A expenses were 22.5% and 24.6% for the nine months ending September 30, 2004 and 2003, respectively. Approximately $2.8 million of the total increase related to higher sales commissions, performance incentives, benefits and other costs associated with increased revenues. Rising insurance, facility, depreciation and transportation and hauling costs accounted for the remaining $0.1 million of the total increase.

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

        During the third quarter of 2004, both parties involved in this litigation filed appellate briefs with the North Carolina Court of Appeals. Both parties have moved to be allowed to make "oral arguments" and are awaiting the Court's decision. While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

        Income Taxes.    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. At the end of the third quarter of 2004 and 2003, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

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

        We paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan. As of September 30, 2004, we were in compliance with the financial covenants.

Cash Requirements Related to Operations

        Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. As of September 30, 2004, the total balance outstanding on the amended senior secured credit facility was $55.7 million, with $69.8 million net available in additional borrowings (taking into account $24.5 million in standby letters of credit). Also on September 30, 2004, our total balance payable on capital lease obligations and notes payable were $1.5 million and $0.8 million, respectively.

        Our principal uses of cash have been to fund operating activities and working capital, finance the purchase of rental fleet equipment, fund payments due under operating leases and manufacturer flooring plans payable and to meet debt service requirements. We anticipate that these uses will continue to be the principal demands on our cash in the future.

        The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. We anticipate that we will fund rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash from operations and, if required, from borrowings under our amended senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance.

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

Certain Information Concerning Off-Balance Sheet Arrangements

        At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases. See "Contractual and Commercial Commitments Summary" below.

Sources and Uses of Cash

        Cash flow from operating activities.    For the nine months ended September 30, 2004, our cash used in operating activities was $5.1 million. The significant components of our operating activities that provided cash were depreciation and amortization expense of $41.6 million, an increase in accrued expenses payable and other liabilities of $13.2 million and a net decrease in other assets and other liabilities of $0.6 million. Significant components of our operating activities that used cash consisted of a $15.4 million net loss, gain on sale of rental and non-rental equipment of $11.8 million, a $7.2 million increase in accounts receivable, a $3.7 million decrease in accounts payable, an increase in inventories of $21.8 million and a $0.6 million increase in prepaid expenses and other assets.

        Cash flow from investing activities.    For the nine months ended September 30, 2004, cash used in our investing activities was $3.1 million. This is a result of proceeds from the sale of rental and non-rental equipment of $48.5 million offset by purchasing $51.6 million in rental and non-rental equipment.

        Cash flow from financing activities.    For the nine months ended September 30, 2004, cash provided by our financing activities was $6.5 million. Our total borrowings under the amended senior secured credit facility were $350.1 million and total payments under the amended senior secured credit facility were $338.3 million. Financing costs paid in cash for the refinancing totaled $0.9 million and payments of related party obligation totaled $0.2 million. Payments on capital leases and other notes were $4.1 million.

Contractual and Commercial Commitments Summary

        The following summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (including interest):

	Payments Due by Year
	Total	2004	2005-2006	2007-2008	Thereafter
	(Dollars in thousands)
Long-term debt (including subordinated notes payable)	$254,008	$115	$536	$357	$253,000
Interest payments on senior secured notes	178,000	11,125	44,500	44,500	77,875
Interest payments on senior subordinated notes	59,625	3,313	13,250	13,250	29,812
Senior secured credit facility	55,739	—	—	—	55,739
Capital lease obligations	1,632	344	1,288	—	—
Related party obligation	1,425	75	600	600	150
Operating leases(1)	64,435	5,860	37,987	11,806	8,782
Other long-term obligations(2)	62,459	9,519	25,462	19,854	7,624

Total contractual cash obligations	$677,323	$30,351	$123,623	$90,367	$432,982

(1)
This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(2)
This includes: (i) Bruckmann, Rosser, Sherrill & Co., Inc's annual management fees through 2012 (based upon the lesser of 1.75% of estimated Earnings Before Interest, Taxes, Depreciation, and Amortization excluding operating lease expense or $2.0 million per year) for $11.6 million,
(ii) payments under non-competition agreements with former officers for $0.3 million and (iii) payments for secured floor plan financing for $50.6 million.

        Additionally, as of September 30, 2004, we have standby letters of credit totaling $24.5 million that expire in January 2005 and September 2005.

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

Forward-Looking Statements

        Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "projects," "forecasts," "may," "will," "should," "seeks," "on-track," "plans," "intends," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy or outlook. The Company's business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) unfavorable economic and industry conditions can reduce demand and pricess for the Company's products and services, (2) governmental funding for highway and other construction projects may not reach expected levels, (3) the Company may not have access to the capital that it may require, (4) intense competition and (5) costs may increase more than anticipated. Certain of these risks and uncertainties as well as others, are discussed in greater detail in the Company's filings with the SEC, including its most recent Annual Report on Form 10-K. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our earnings are effected by changes in interest rates due to the fact that interest on the revolving line of credit is calculated based upon LIBOR plus 300 basis points. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the amended senior secured credit facility. At September 30, 2004, we had variable rate debt representing 18.6% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at September 30, 2004, a one percent increase in market rates would increase our annual interest expense approximately $1.1 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 81.4% of total debt. The annual interest rates on our senior secured credit facility averaged 7.0% in 2004 compared to 5.2% in 2003.

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

        During the third quarter of 2004, both parties involved in this litigation filed appellate briefs with the North Carolina Court of Appeals. Both parties have moved to be allowed to make "oral arguments" and are awaiting the Court's decision. While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

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

    Form 8-K filed on August 4, 2004

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES L.L.C.
Dated: November 15, 2004	By:	/s/ JOHN M. ENGQUIST John M. Engquist Chief Executive Officer (Principal Executive Officer)
Dated: November 15, 2004	By:	/s/ LESLIE S. MAGEE Leslie S. Magee Corporate Controller (Principal Financial and Accounting Officer)

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