Form 10-K
period 2004-12-31
H&E EQUIPMENT SERVICES LLC
filed 2005-09-29
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
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
NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

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

Forward-Looking Statements

        Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "projects," "forecasts," "may," "will," "should," "seeks," "on-track," "plans," "intends," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy or outlook. The Company's business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) unfavorable economic and industry conditions can reduce demand and prices for the Company's products and services, (2) governmental funding for highway and other construction projects may not reach expected levels, (3) the Company may not have access to the capital that it may require, (4) intense competition and (5) costs may increase more than anticipated. Certain of these risks and uncertainties as well as others, are discussed in greater detail in the Company's filings with the SEC. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

        We make available on our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the amendments to such reports as soon as practicable after we electronically file such reports with the SEC. Our website address is www.he-equipment.com. The information contained in our website is not incorporated by reference in this Annual Report.

Restatement of Financial Statements

        On August 26, 2005, we announced that we would restate previously filed audited financial results to correct accounting primarily relating to the treatment of deferred taxes in connection with our combination with ICM Equipment Company on June 17, 2002. We have restated our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Consequently, you should not rely upon the financial statements currently on file with the SEC in our Forms 10-K for the fiscal years ended December 31, 2003 and 2002 and the related auditor's report therein, our unaudited financial statements for all interim periods through September 30, 2004 and any financial statements for above mentioned fiscal periods that have been included in previous announcements.

        For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see "Item 6. Selected Financial Data—Restatement" and the Notes to Consolidated Financial Statements included in "Item 15. Exhibits and Financial Statement Schedules."

PART I

Item 1.    Business

The Company

        We are one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment. We rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment; (2) cranes; (3) earthmoving equipment; and (4) industrial lift trucks. We engage in five principal business activities in these equipment categories:

  •
  equipment rental;

  •
  new equipment sales;

  •
  used equipment sales;

  •
  parts sales; and

  •
  repair and maintenance services

        By providing rental, sales and parts, repair and maintenance functions under one roof, we offer our customers a one-stop solution for their equipment needs. This full service approach provides us with (1) multiple points of customer contact; (2) cross-selling opportunities among our rental, used and new equipment sales, parts sales and services operations; (3) an effective method to manage our rental fleet through efficient maintenance and profitable distribution of used equipment; and (4) a mix of business activities that enables us to operate effectively throughout economic cycles. We believe that the operating experience and extensive infrastructure we have developed throughout our history as an integrated services company provide us with a competitive advantage over rental-focused companies and equipment distributors. In addition, our focus on four core categories of heavy construction and industrial equipment enables us to offer specialized knowledge and support to our customers. For the year ended December 31, 2004, we generated total revenues of approximately $478.2 million. The pie charts below illustrate a breakdown of our revenues and gross profit for the year ended December 31, 2004, respectively, by business segment (as reported, see Notes to the Consolidated Financial Statements included in "Item 15. Exhibit and Financial Statement Schedules."):

Revenue by Segment ($ in millions)	Gross Profit by Segment ($ in millions)

        Our rental equipment operation has an extremely well-maintained, optimally aged rental fleet and its own dedicated sales force focused by equipment type. In new equipment sales, we are a leading distributor for nationally-recognized suppliers of equipment and sell through a specialized retail sales force that is distinct from our rental sales force. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet and are an effective and profitable way for us to manage and dispose of equipment in our rental fleet. We also sell used equipment that we acquire through trade-ins from our new equipment customers and through selective purchases of high quality used equipment. Our parts business primarily sells new and used parts for the equipment we sell, maintains an extensive in-house inventory in order to provide timely parts and service support to our customers and is an on-site source of parts for our own rental fleet. Our services operation provides on-site maintenance and repair services for our customers' equipment and for our own fleet, and has approximately 490 service technicians. These complementary rental, sales and service offerings collectively leverage our specialized knowledge and infrastructure to provide an integrated platform of heavy construction and industrial equipment products and services.

        We have operated, through our predecessor companies, as an integrated equipment services company for approximately 44 years and have built an extensive infrastructure that includes 41 full service facilities located throughout the high growth Intermountain, Southwest, Gulf Coast and Southeast regions of the United States. Our management, from the corporate level down to the branch store level, has extensive industry experience. We focus our rental and equipment sales activities on, and organize our personnel principally, by our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales forces and strengthen our customer relationships. In addition, we operate our day-to-day business on a branch basis which we believe allows us to more closely service our customers, fosters management accountability at local levels, and strengthens our local and regional relationships.

Products and Services

        Equipment Rentals.    We rent our heavy construction and industrial equipment to our customers on a daily, weekly and monthly basis. We have an extremely well-maintained rental fleet that, at December 31, 2004, consisted of approximately 13,100 pieces of equipment having an original acquisition cost of approximately $470 million and an average age of approximately 44 months. Approximately 64% of the fleet consisted of hi-lift or aerial equipment, 17% consisted of cranes, 11% consisted of earthmoving equipment, 5% consisted of industrial lift trucks, and the remainder consisted of miscellaneous equipment. We actively manage the size, quality, age and composition of our rental fleet, employing a "cradle through grave" approach. During the life of our rental equipment, we:

  •
  aggressively negotiate on purchase price;

  •
  use our customized information technology systems to closely monitor and analyze, among other things, time utilization (equipment usage based on customer demand), rental rate trends and targets and equipment demand;

  •
  maintain fleet quality through regional quality control managers and our on-site parts and services support; and

  •
  dispose of rental equipment through our retail sales force.

        During 2004, we reduced our overall gross rental fleet, through normal course business activities by approximately $23.7 million as measured by original acquisition cost. Approximately 70% of our fleet was "on-rent," reflecting the percentage of our rental fleet that was actually rented on average during our 2004 fiscal year. We rent our equipment through a dedicated rental sales force focused by product type that is separate from our retail sales force. We continuously monitor and adjust rental rates, and we have a rental rate initiative driven by management to increase rental rates. Our regional focus and active management also allows us to share equipment, where appropriate, among branches within our regions to optimize utilization and rental rates. Our rental business creates cross-selling opportunities for us in sales and services.

        New Equipment Sales.    We sell new heavy construction and industrial equipment in all four equipment categories, and are a leading distributor for nationally-recognized suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat and Yale Material Handling. In addition, we are the world's largest distributor of Grove and Manitowoc crane equipment. We believe that this strong distribution network provides us with a higher level of partnering with key suppliers and improves our purchasing power. We sell new equipment through our professional in-house retail sales force focused by product type. By organizing our sales and purchase activities based on specialized equipment knowledge, we believe we are able to improve the effectiveness of our sales force, better serve our customers, and more efficiently manage purchase terms. Our new equipment sales operation is a source of new customers for our parts sales and service support activities, as well as for used equipment sales.

        Used Equipment Sales.    We sell used equipment primarily from our rental fleet, as well as inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. For the year ended December 31, 2004, approximately 77% of our used equipment sales revenues were derived from sales of rental fleet equipment. Selling used equipment is an effective way for us to manage the size and composition of our rental fleet and provides a profitable distribution channel for disposal of rental equipment. We sell used equipment through our retail sales force and we do not rely on auction houses or other wholesale channels for disposition like many of our competitors. We believe this allows us to generally realize higher prices on average for our used rental equipment, which enhances the lifetime profitability of our rental fleet and, consequently, our return on capital. For the year ended December 31, 2004, we sold approximately $65.4 million of used equipment from our rental fleet at an average selling price of 130.3% of book value. Used equipment sales, like new equipment sales, generates parts and service business for us.

        Parts Sales.    We sell new and used parts to customers and also provide parts to our own rental fleet. We sell a range of maintenance and replacement parts from original equipment manufacturers on equipment we sell, as well as for makes of equipment that we do not sell or rent. We maintain an extensive in-house parts inventory in order to provide timely parts and service support to our customers as well as to our own rental fleet. We generally are able to acquire non-stock or out-of-stock parts directly from manufacturers within one to two business days. Our product support sales representatives are specialists by equipment type. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to economic cycles than our rental and equipment sales operations. In addition, our parts operation enable us to maintain a high quality rental fleet and provide additional support to our end users.

        Service Support.    We provide maintenance and repair services for our customers' owned equipment and to our own rental fleet. In addition to repair and maintenance on an as-needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have approximately 490 technicians and over 600 field service and delivery trucks. As part of our commitment to a well-maintained rental fleet and to provide customers with high-quality service and repair options, we devote significant resources to training these technical service employees and over time have built a full-scale services infrastructure that would be difficult for companies without the requisite resources and lead time to replicate. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles.

        In addition to our principal business activities mentioned above, we provide ancillary equipment support activities including transportation, hauling, parts shipping and loss damage waivers.

Our Competitive Strengths

        Integrated Platform of Products and Services.    We believe that the operating experience and extensive infrastructure we have developed through years of operating as an integrated equipment services company provides us with a competitive advantage over rental-focused companies and equipment distributors. Our integrated platform of products and services provides us with multiple points of customer contact and cross-selling opportunities among our rental, used and new equipment sales, parts sales and services operations. As a result of our integrated approach, our five reporting segments generally derive their revenue from the same customer base. Key strengths of our integrated equipment services platform include:

  •
  Ability to strengthen customer relationships by providing a full-range of products and services;

  •
  Purchasing power gained through purchases of new equipment sales and rental operations;

  •
  High quality rental fleet supported by our strong product support capabilities;

  •
  Established retail sales network resulting in profitable disposal of our used equipment; and

  •
  Mix of business activities that enable us to effectively operate through economic cycles.

        Complementary, High Margin Parts and Service Operations.    Our parts and service businesses allow us to maintain our rental fleet in excellent condition and to offer our customers top quality rental equipment. Through our operating history, we have invested a significant amount of capital and management resources in our parts and services operations. Our large staff of trained technicians, wide range of stocked parts, and the significant investment and infrastructure at the branch level required to establish our service operations provide us with an advantage over potential competitors who do not have the requisite resources and lead time to build a full-scale parts and service business. Our after-market parts and service businesses together provide us with a high-margin revenue source that has proven to be stable throughout a range of economic cycles. While large capital expenditures may be reduced by economic downturns, customers generally continue to repair and maintain their existing equipment. Parts sales and service revenues on a combined basis represented approximately 19.2% of our total revenues and 30.2% of our gross profit for the year ended December 31, 2004.

        Specialized, High Quality Equipment Fleet.    Our focus on four core types of heavy construction and industrial equipment allows us to better provide the specialized knowledge and support that our customers demand when renting and purchasing equipment. These four types of equipment are attractive because they have a long useful life, high residual value and strong industry demand. We offer customers a comprehensive selection of equipment within these categories from leading manufacturers around the world. In addition, our parts and service operations allow us to optimally maintain our rental equipment fleet. We actively manage our rental fleet quality through regional quality control managers and our parts and service support.

        Well-Developed Infrastructure.    We have built an infrastructure that includes a network of 41 full-service facilities, and a workforce that includes a highly-skilled group of approximately 490 service technicians and an aggregate of approximately 150 sales people in our specialized rental and equipment sales forces. Our integrated platform is the result of many years of strategic development, while many rental-focused equipment companies have only recently begun to devote resources to providing full-service capabilities. In addition, we have strategically expanded our network to solidify our presence in the attractive, contiguous regions where we operate. We believe that our well-developed infrastructure helps us to better serve large multi-regional customers than our historically rental-focused competitors and provides an advantage when competing for lucrative fleet and project management business.

        Leading Distributor for Suppliers.    We are a leading distributor for nationally-recognized equipment suppliers, including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat and Yale Material Handling. In addition, we are the world's largest distributor of Grove and Manitowoc crane equipment. These relationships improve our ability to negotiate equipment acquisition pricing and allow us to purchase parts at wholesale costs. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer's warranty.

        Customized Information Technology Systems.    Our customized information systems provide management and employees with the data and reports that facilitate our ability to make rapid and informed decisions. These systems allow us to actively manage our business and our rental fleet. Our customer relationship management system, which is currently being implemented, will provide our sales force with real-time access to customer and sales information. We have an in-house team of information technology specialists that support our systems.

        Experienced Management Team.    Our senior management, led by John M. Engquist, our President and Chief Executive Officer, has 31 years of industry experience. Our senior and regional managers have an average of approximately 21 years of industry experience. Our branch managers have extensive knowledge and industry experience as well.

Our Business Strategy

        Leverage our Integrated Business Model.    We intend to continue to actively leverage our integrated business model to offer a one-stop solution to our customers' varied needs with respect to the four categories of heavy construction and industrial equipment on which we focus. Our platform of full-service, complementary rental, sales, and on-site parts, repair and maintenance functions provides us with multiple points of customer contact, enables us to offer specialized equipment knowledge and support to our customers, and allows us to foster strong customer relationships. We will continue to cross-sell our services to expand and deepen our customer relationships. We believe that our integrated equipment services model provides us with a strong platform for additional growth.

        Managing the Life Cycle of our Rental Equipment.    We actively manage the size, quality, age and composition of our rental fleet, employing a "cradle through grave" approach. During the life of our rental equipment, we (1) aggressively negotiate on purchase price; (2) use our customized information technology systems to closely monitor and analyze, among other things, time utilization (equipment usage based on customer demand), rental rate trends and targets and equipment demand; (3) continuously adjust our fleet mix and pricing; (4) maintain fleet quality through regional quality control managers and our on-site parts and services support; and (5) dispose of rental equipment through our retail sales force. This allows us to purchase our rental equipment at competitive prices, optimally utilize our fleet, cost-effectively maintain our equipment quality and maximize the value of our equipment at the end of its useful life.

        Grow our Parts and Service Operations.    Our strong parts and services operations are keystones of our integrated equipment services platform and together provide us with a relatively stable high-margin revenue source. We have built an extensive infrastructure that enables us to provide parts and service support to our end-users as well as our own rental fleet. We intend to grow this product support side of our business and further penetrate our customer base. Our parts and services operation helps us develop strong, on-going customer relationships, attract new customers and maintain a high-quality rental fleet.

        Enter Carefully Selected New Markets.    We intend to continue to strategically expand our network to solidify our presence in the attractive, contiguous regions where we operate. The regions in which we operate are attractive because they are among the highest growth areas in the United States and are minimally impacted by seasonality. We have a proven track record of successfully entering new markets and currently have 41 full-service facilities located in 15 states. We look to add locations that offer attractive growth opportunities, high demand for construction and heavy equipment, and contiguity to our existing markets.

        Make Selective Acquisitions.    The equipment industry is fragmented and consists of a large number of relatively small, independent businesses servicing discrete local markets. Some of these businesses may represent attractive acquisition candidates. We intend to evaluate and pursue acquisitions on an opportunistic basis, with an objective of increasing our revenues, improving our profitability, entering additional attractive markets and strengthening our competitive position.

History

        Through our predecessor companies, we have been in the equipment services business for approximately 44 years. We were formed in June 2002 through the combination of Head & Engquist Equipment L.L.C. (a wholly-owned subsidiary of Gulf Wide Industries, L.L.C.) ("H&E") and ICM Equipment Company L.L.C. ("ICM"). H&E, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated equipment service companies operating in contiguous geographic markets. In the combination, H&E and ICM were merged with and into H&E's parent company, Gulf Wide Industries LLC, which was renamed H&E Equipment Services L.L.C. Prior to the combination, H&E operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

Customers

        We serve more than 26,000 customers in the United States, primarily in the Intermountain, Southwest, Gulf Coast and Southeast regions. Our customers include a wide range of industrial and commercial companies, construction contractors, manufacturers, public utilities, municipalities, maintenance contractors and a variety of other large industrial accounts. They vary from small, single machine owners to large contractors and industrial and commercial companies who typically operate under equipment and maintenance budgets. Our branches enable us to closely service local and regional customers, while our well developed full service infrastructure enables us to effectively service multi-regional and national accounts. Our integrated strategy enables us to satisfy customer requirements and increase revenues from customers through cross-selling opportunities presented by the various products and services that we offer. As a result, our five reporting segments generally derive their revenue from the same customer base. In 2004, no single customer accounted for more than 1.0% of our revenues, and our top ten customers combined accounted for less than 6.0% of our total revenues.

Sales and Marketing

        We have two distinct, focused sales forces; one specializing in equipment rentals and one focused specifically on new and used equipment sales. We believe maintaining separate sales forces for equipment rental and sales is important to our customer service, allowing us to effectively meet the demands of different types of customers.

        Both our rental sales force and equipment sales force, together comprising over 150 sales people, are divided into smaller, product focused teams which enhances the development of in-depth product application and technical expertise. To further develop knowledge and experience, we provide our sales force with extensive training, including frequent factory and in-house training by manufacturer representatives regarding the operational features, operator safety training and maintenance of new equipment. This training is essential, as our sales personnel regularly call on contractors' job sites often assisting customers in assessing their immediate and ongoing equipment needs. In addition, we have a commission-based compensation program for our sales force.

        We recently began to implement a company wide customer relationship management system. We believe that this comprehensive customer and sales management tool will enhance our territory management program by increasing the productivity and efficiency of our sales representatives and branch managers as they are provided real-time access to sales and customer information.

        We have developed strategies to identify target customers for our equipment services in all markets. These strategies allow our sales force to identify frequent rental users, function as advisors and problem solvers for our customers and accelerate the sale process in new operations.

        While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, direct mail campaigns, the Internet and Yellow Pages.

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

Suppliers

        We purchase a significant amount of equipment from the same manufacturers with whom we have distribution agreements. These relationships improve our ability to negotiate equipment acquisition pricing. As an authorized distributor for a wide range of suppliers, we are also able to provide our customers parts and service that in many cases are covered under the manufacturer's warranty. We are a leading distributor for nationally-recognized equipment suppliers including JLG Industries, Gehl, Genie Industries (Terex), Komatsu, Bobcat, Yale Material Handling, Grove and Manitowoc. While we believe that we have alternative sources of supply for the equipment we purchase in each of our principal product categories, termination of one or more of our relationships with any of our major suppliers of equipment could have a material adverse effect on our business, financial condition or results of operation if we were unable to obtain adequate or timely rental and sales equipment.

Information Technology Systems

        We have specialized information systems that track (i) rental inventory utilization statistics; (ii) maintenance and repair costs; (iii) returns on investment for specific equipment types; and (iv) detailed operational and financial information for each piece of equipment. These systems enable us to closely monitor our performance and actively manage our business, and include features that were custom designed to support our integrated services platform. The point-of-sale aspect of our systems enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. In addition, our systems include, among other features, on-line contract generation, automated billing, local sales tax computation and automated rental purchase option calculation. We customized our customer relationship management system to enable us to more effectively manage our business. This customer relationship management system, which is currently being implemented, provides real-time sales and customer information, a quote system, a territory mapping feature and other organizational tools to assist our sales forces. In addition, we maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers' owned-equipment and enables us to more effectively provide parts and service to meet their needs. All of our critical systems run on servers and other equipment that is less than three years old.

Competition

        The equipment industry is generally comprised of either pure rental equipment companies or manufacturer dealer/distributorship companies. We are an integrated equipment services company and rent, sell and provide parts and service support. Despite consolidation, the equipment industry is still fragmented and consists mainly of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Many of the markets in which we operate are served by numerous competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations.

        We believe that participants in the equipment rental industry compete on the basis of availability, quality, reliability, delivery and price. In general, large operators enjoy substantial competitive advantages over small, independent rental businesses due to a distinct price advantage. Although many rental equipment companies have now announced plans to provide parts and service support to customers, their service offerings are typically limited and may prove difficult to expand due to the training, infrastructure and management resources necessary to develop the breadth of service offerings and depth of knowledge our service technicians are able to provide.

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

Environmental and Safety Regulations

        Our facilities and operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws. These laws regulate (i) the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by pollutants; (ii) air quality; and (iii) wastewater. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our efforts to comply with such requirements. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls or compliance.

        In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters, or effect a change in their enforcement of existing laws or regulations, that could affect our operations. Also, in the future, contamination may be found to exist at our facilities or off-site locations where we have sent wastes. There can be no assurance that we will not discover previously unknown environmental non-compliance or contamination. We could be held liable for such newly-discovered non-compliance or contamination. It is possible that changes in environmental and worker health and safety laws or liabilities from newly-discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of December 31, 2004, we had approximately 1,318 employees. The total number of employees does not significantly fluctuate throughout the year. Of these employees, 445 are salaried personnel and 873 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, rental operations, technical service and office and administrative support. Collective bargaining agreements relating to three separate locations cover approximately 83 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage.

Seasonality

        Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

        Equipment sales cycles are also subject to seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Item 2.    Properties

Properties

        We currently have a network of 41 full-service facilities, serving more than 26,000 customers across 15 states in the Intermountain, Southwest, Gulf Coast and Southeast regions of the United States.

        In our facilities, we rent, display and sell equipment, including tools and supplies, and provide maintenance and basic repair work. We own four of our locations and lease 37 locations. Our leases provide for varying terms and renewal options. The number of branch locations in each city is indicated by parentheses. The following table provides data on our locations:

City/State	Leased/Owned
Alabama
Birmingham	Leased
Arizona
Phoenix	Leased
Tucson	Leased
Arkansas
Little Rock	Owned
Springdale	Owned
Colorado
Denver	Leased
Colorado Springs	Leased
Florida
Fort Myers	Leased
Orlando	Leased
Tampa	Leased
Georgia
Atlanta	Leased
Idaho
Boise	Leased
Coeur D'Alene	Leased
Louisiana
Alexandria	Leased
Baton Rouge	Leased
Belle Chasse(2)	Leased(1)/Owned(1)
Gonzales	Leased
Kenner	Leased
Lake Charles	Leased
Shreveport(2)	Leased(2)
Mississippi
Jackson	Leased
Montana
Billings	Leased
Belgrade	Leased
Missoula	Leased
New Mexico
Albuquerque	Leased
Nevada
Las Vegas	Leased
Reno	Leased
North Carolina
Charlotte	Leased
Oklahoma
Oklahoma City	Leased
Tulsa	Leased
Texas
Dallas(2)	Leased(2)
Houston(3)	Leased(3)
San Antonio	Owned
Utah
Ogden	Leased
Salt Lake City	Leased
St. George	Leased

        Each facility location has a branch manager who is responsible for day-to-day operations. In addition, facilities are typically staffed with approximately 10 to 100 people, who may include technicians, salesmen, rental operations staff and parts specialists. While facility offices are typically open five days a week, we provide 24 hour, seven day per week service.

        Our corporate headquarters are located in Baton Rouge, Louisiana, where we occupy approximately 18,400 square feet under a lease that extends until February 28, 2007. We believe that our existing facilities will be sufficient for the conduct of our business during the next fiscal year.

Item 3.    Legal Proceedings

        Other than the legal proceeding referred to below, we are not currently a party to any material pending legal proceeding that could have a materially adverse effect on our business or financial condition. In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg, alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the court ruled in favor of the plaintiff in the amount of $17.4 million. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the court's ruling, we have an irrevocable standby letter of credit for $19.8 million, representing the amount of the judgment plus $2.4 million in anticipated statutory interest for the twenty-four months while the judgment is being appealed. For additional information on our standby letter of credit, you should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Oral arguments took place on March 3, 2005 and the appeal was then submitted for the appellate court's decision. While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

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

        Certain amounts in the prior-year consolidated historical financial data have been reclassified for comparative purposes to conform to the presentation in the current-year consolidated financial data (see Notes to the Consolidated Financial Statements included in "Item 15. Exhibits and Financial Statement Schedules.").

	For the Year Ended December 31,
	2004	2003 (Restated)	2002(1) (Restated)	2001	2000
	(Dollars in thousands)
Statement of operations data:
Revenues:
Equipment rentals	$160,342	$153,851	$136,624	$98,696	$70,625
New equipment sales	116,907	81,692	72,143	84,138	53,345
Used equipment sales	84,999	70,926	52,487	59,441	51,402
Parts sales	58,014	53,658	47,218	36,524	34,435
Service revenue	33,696	33,349	27,755	19,793	16,553
Other	24,214	20,510	14,778	10,925	8,236

Total revenues	478,172	413,986	351,005	309,517	234,596

Cost of revenues:
Rental depreciation	49,590	55,244	46,627	30,004	28,629
Rental expense	50,666	49,696	37,706	23,154	10,916
New equipment sales	104,111	73,228	65,305	77,442	47,910
Used equipment sales	67,906	58,145	43,776	51,378	44,401
Parts sales	41,500	39,086	34,011	27,076	25,846
Service revenue	12,865	13,043	11,438	8,106	7,139
Other	28,246	26,433	19,774	14,439	11,488

Total cost of revenues	354,884	314,875	258,637	231,599	176,329

Gross profit:
Equipment rentals	60,086	48,911	52,291	45,538	31,080
New equipment sales	12,796	8,464	6,838	6,696	5,435
Used equipment sales	17,093	12,781	8,711	8,063	7,001
Parts sales	16,514	14,572	13,207	9,448	8,589
Service revenue	20,831	20,306	16,317	11,687	9,414
Other	(4,032)	(5,923)	(4,996)	(3,514)	(3,252)

Total gross profit	123,228	99,111	92,368	77,918	58,267

Selling, general and administrative expenses	97,525	93,054	78,352	55,382	46,001
Loss from litigation	—	17,434	—	—	—
Related party expense	—	1,275	—	—	—
Gain on sale of property and equipment	207	80	59	46	—

Income (loss) from operations	25,970	(12,572)	14,075	22,582	12,266

Other income (expense):
Interest expense	(39,856)	(39,394)	(28,955)	(17,995)	(22,909)
Other, net	149	221	372	156	187

Total other expense, net	(39,707)	(39,173)	(28,583)	(17,839)	(22,722)

Income (loss) before taxes	(13,737)	(51,745)	(14,508)	4,743	(10,456)
Income tax provision (benefit)	—	(5,694)	(6,287)	1,443	(3,123)

Net income (loss)	$(13,737)	$(46,051)	$(8,221)	$3,300	$(7,333)

	For the Year Ended December 31,
	2004	2003 (Restated)	2002(1) (Restated)	2001	2000
	(Dollars in thousands)
Other financial data:
Depreciation and amortization(2)	$53,526	$59,159	$49,659	$32,163	$30,541
Statement of cash flows:
Net cash (used in) provided by operating activities	5,639	19,344	25,319	30,115	(14,588)
Net cash (used in) provided by investing activities	(11,753)	20,908	(18,694)	(37,846)	16,252
Net cash provided by (used in) financing activities	5,581	(39,759)	(7,549)	10,426	(2,712)
	As of December 31,
	2004	2003 (Restated)	2002(1) (Restated)	2001	2000
	(Dollars in thousands)
Balance sheet data:
Cash	$3,358	$3,891	$3,398	$4,322	$1,627
Rental equipment, net	243,630	261,154	322,271	195,701	147,228
Goodwill, net	8,572	8,572	8,572	3,204	3,454
Deferred financing costs	10,251	11,235	12,612	—	—
Total assets	408,669	409,393	476,119	287,129	245,961
Total debt	299,392	292,042	330,139	196,332	206,597
Members' equity (deficit)	(33,300)	(19,563)	26,487	29,899	(15,902)

(1)
Includes the results of operations of ICM from June 18, 2002 through December 31, 2002. We adopted SFAS No. 142, "Goodwill and other Intangible Assets", in 2002 and accordingly, do not have any goodwill amortization subsequent to December 31, 2001.

(2)
Excludes amortization of debt issuance costs which is included in interest expense.

Restatement and Reclassifications

        We announced on August 26, 2005, that we would restate our audited financial results for the fiscal years ended December 31, 2003 and 2002 to correct errors primarily related to the treatment of deferred taxes in connection with our combination with ICM Equipment Company on June 17, 2002. As a result of the restatements, we also made corrections to the recorded amount of rental fleet, property and equipment and goodwill associated with purchase accounting for the acquisition of ICM Equipment Company. For further discussion of the restatements, see the Notes to the Consolidated Financial Statements included in "Item 15. Exhibits and Financial Statement Schedules."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the "Selected Financial Data" and our consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

        As more fully described in the notes to our consolidated financial statements, we have restated our previously issued consolidated financial statements to primarily correct our accounting treatment of deferred taxes in connection with our combination with ICM Equipment Company on June 17, 2002.

All financial information contained herein has been revised to reflect the restatements and reclassifications.

  Background

        As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment, (2) cranes, (3) earthmoving equipment, and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers' varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

        We operate 41 full-service facilities throughout the Intermountain, Southwest, Gulf Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists and regional managers. We focus our sales and rental activities on, and organize our personnel principally by, our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.

        Through our predecessor companies, we have been in the equipment services business for approximately 44 years. We were formed in June 2002 through the combination of Head & Engquist Equipment, L.L.C. (H&E) (a wholly-owned subsidiary of Gulf Wide Industries, L.L.C.) and ICM Equipment Company L.L.C. (ICM). H&E, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated rental, sales and equipment service companies operating in contiguous geographic markets. H&E and ICM were merged into H&E's parent company, Gulf Wide Industries, L.L.C., which was renamed H&E Equipment Services L.L.C. Prior to the combination, H&E operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

  Business Segments

        We have five reportable segments because we derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales and (5) services. These segments are based upon how we allocate resources and assess performance. In addition, we also have non-segmented revenues and costs that relate to equipment support activities.

  •
  Equipment Rentals. Our rental operation primarily rents our four core types of construction and industrial equipment. We have an extremely well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as time utilization, rental rate trends and targets, and equipment demand which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

  •
  New Equipment Sales. Our new equipment sales operation sells new equipment in all four product categories. We have a retail sales force focused by equipment type that is separate from our rental sales force. Manufacturer purchase terms and pricing are managed by our product specialists.

  •
  Used Equipment Sales. Our used equipment sales are generated primarily from sales of used equipment from our rental fleet, as well as from sales of inventoried equipment that we acquire through trade-ins from our equipment customers and through selective purchases of high quality used equipment. Used equipment is sold by our dedicated retail sales force. Our used equipment sales are an effective way for us to manage the size and composition of our rental fleet and provides a profitable distribution channel for disposal of rental equipment.

  •
  Parts Sales. Our parts business sells new and used parts for the equipment we sell, and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

  •
  Services. Our services operation provides maintenance and repair services for our customers' equipment and to our own rental fleet at our facilities as well as at our customers' locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer's warranty. We have approximately 490 highly skilled service technicians.

        Our non-segmented revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight, and damage waivers, and are not generally allocated to reportable segments.

        You can read more about our business segments under "Item 1. Business" in this Form 10-K and in footnote 18 of the financial statements.

  Revenue Sources

        Total Revenues.    We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the year end December 31, 2004, approximately 33.5% of our total revenues were attributable to equipment rentals, 24.4% of our total revenues were attributable to new equipment sales, 17.8% were attributable to used equipment sales, 12.1% were attributable to parts sales, 7.0% were attributable to our service revenues and 5.2% were attributable to non-segmented other revenues.

Revenue by Segment ($ in millions)	Gross Profit by Segment ($ in millions)

        The equipment that we sell, rent and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates, the demand for new and used equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions and general economic conditions. For a discussion of the impact of seasonality on our revenues, see "Seasonality" below.

  Equipment Rentals.    Revenues from equipment rental depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust rental rates. We have a rental rate initiative driven by management to increase rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization (equipment usage based on customer demand). We generate reports on, among other things, time utilization, demand pricing (rental rate pricing based on physical utilization), and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned, over the contract term, regardless of the timing of billing to customers.

  New Equipment Sales.    We optimize revenues from new equipment sales by selling equipment through a professional in-house retail sales force focused by product type. While sales of new equipment are impacted by the availability of equipment from the manufacturer, we believe our status as a leading distributor for some of our key suppliers improves our ability to obtain equipment. New equipment sales are an important component of our integrated model due to customer interaction and service contact; new equipment sales also lead to future parts and service revenues. We recognize revenue from the sale of new equipment at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

  Used Equipment Sales.    We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our equipment customers and selective purchases of high-quality used equipment. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide a profitable distribution channel for disposal of rental equipment. We recognize revenue for the sale of used equipment in the same manner that we recognize revenue from new equipment sales.

  Parts Sales.    We generate revenues from the sale of new and used parts for equipment that we rent or sell, as well as for other makes of equipment. Our product support sales representatives are instrumental in generating our parts revenues. They are product specialists and receive performance incentives for achieving certain sales levels. Most of our parts sales come from our extensive in-house parts inventory. Our parts sales provide us with a relatively stable revenue stream that is less sensitive to the economic cycles that affect our rental and equipment sales operations. We recognize revenues from parts sales at the time of delivery, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

  Services.    We derive our services revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers. These preventative maintenance services accounted for approximately 12% of our services revenues for the year ended December 31, 2004. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles. We recognize services revenues at the time services are rendered.

  Non-Segmented Revenues.    Our non-segmented other revenue consists of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize revenue for support services at the time we generate an invoice for such services.

  Principal Costs and Expenses

        Our largest expenses are the cost to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expense, rental depreciation and costs associated with parts sales and services, which are all included in costs of revenues. For the fiscal year ended December 31, 2004, our total cost of revenues was approximately $354.9 million. Our operating expenses consist principally of selling, general and administrative expense, and, in the case of fiscal year 2003, loss from litigation. For the fiscal year ended December 31, 2004, our operating expenses were approximately $97.5 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below gross profit are not generally allocated to our reportable segments.

        Cost of Revenues:

  Rental Depreciation.    Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. Generally, the Company depreciates cranes and aerial work platforms over a ten year useful life, earthmoving over a five year useful life with a 25% salvage value, and industrial lift-trucks over a seven year useful life. Attachments and other smaller type equipment are fully depreciated over a three year useful life.

  Rental Expense.    Rental expense represents the costs associated with rental equipment, including, among other things, the cost of servicing and maintaining our rental equipment, property taxes on our fleet, equipment operating lease expense and other miscellaneous costs of rental equipment.

  New Equipment Sales.    Cost of new equipment sold consists of the equipment cost of the new equipment that is sold.

  Used Equipment Sales.    Cost of used equipment sold consists of the net book value of rental equipment for used equipment sold from our rental fleet, amount of credit given to the customer towards the new equipment for trade-ins and the equipment cost for used equipment purchased for sale.

  Parts Sales.    Cost of parts sales represent costs attributable to the sale of parts directly to customers.

  Services.    Cost of service revenue represents costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.

  Non-segmented Other.    Costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other items, drivers wages fuel costs, shipping costs, and our costs related to damage waiver policies.

  Selling, General and Administrative Expenses.    Our selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, administrative overhead, and depreciation associated with property and equipment (other than rental equipment). These expenses are not generally allocated to our reportable segments.

  Loss from Litigation.    In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in a state court in North Carolina. In May, 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million which we recorded as a loss in 2003. For a more detailed description of this loss, see "Results of Operations."

  Interest Expense.    Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our credit facility, senior secured notes due 2012 and senior subordinated notes due 2013 and statutory interest on the judgment from the Court in the Sunbelt Rentals, Inc. litigation.

  Principal Cash Flows

        We generate cash primarily from our operating activities and historically we have used cash flows from operating activities, and our revolving credit facility as the primary sources of funds to purchase our inventory, and fund working capital and capital expenditures.

  Rental Fleet

        A significant portion of our overall value is in our rental fleet equipment. Our rental fleet (including rental equipment financed with operating leases) as of December 31, 2004, consists of 13,092 units having an original acquisition cost (which is the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $470 million. As of December 31, 2004, our rental fleet composition was as follows (dollars in millions):

	Units	% of Total Units	Original Acquisition Cost	% of Original Acquisition Cost	Average Age in Months
Aerial Work Platforms	9,903	76%	$298.9	64%	45.4
Cranes	395	3%	81.8	17%	54.6
Earthmoving	696	5%	53.3	11%	24.9
Lift Trucks	987	8%	23.6	5%	44.5
Other	1,111	8%	12.2	3%	39.3

Total	13,092	100%	$469.8	100%	44.0

        Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. On average, we aged our rental fleet approximately 2.9 months during 2004. We reduced our overall gross rental fleet, through the normal course of business activities, by approximately $23.7 million during 2004. While we reduced the size of our rental fleet, we have been able to increase our utilization, average rental rate and rental revenue. The mix among our four core product lines remained consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, our fleet is extremely well-maintained.

        The mix and age of our rental fleet, as well as our cash flows, are impacted by the normal sales of equipment from the rental fleet and the capital expenditures to acquire new rental fleet equipment. In making acquisition decisions, we evaluate current market conditions, competition, manufacturers' availability, pricing and return on investment over the estimated life of the specific equipment, among other things.

  Principal External Factors that Affect our Businesses

        We are subject to a number of external factors that may adversely affect our businesses. These factors, which are discussed below and under the headings "Forward-Looking Statements," and elsewhere in this Form 10-K, include:

  •
  Spending levels by customers. Rental and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures to rent or buy specialized equipment. Accordingly, our business is impacted by fluctuations in customers' spending levels on capital expenditures.

  •
  Economic downturns. The demand for our products is dependent on the general economy, the industries in which our customers operate or serve, and other factors. Downturns in the general economy or in the construction and manufacturing industries can cause demand for our products to materially decrease. Until recently, our business and profit margins were adversely affected by unfavorable economic conditions which resulted, among other things, in a decline in construction activity and overcapacity of available equipment.

  •
  Adverse weather. Adverse weather in a geographic region in which we operate may depress demand for equipment in that region. Our equipment is primarily used outdoors and, as a result, prolonged adverse weather conditions may prohibit our customers from continuing their work projects. The adverse weather also has a seasonal impact in parts of our Intermountain region.

        We believe that our integrated business tempers the effects to us of downturns in a particular segment. For a discussion of seasonality, see "Seasonality."

Critical Accounting Policies; Use of Estimates

        We prepare our financial statements in accordance with accounting principles generally accepted in the United States. In applying many accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See our notes to our consolidated financial statements for a summary of our significant accounting policies.)

        Revenue Recognition.    Our revenue recognition varies by segment. Our policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue is appropriately reported in the periods presented. We recognize revenue from new equipment sales, used equipment sales and parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. We recognize services revenues at the time services are rendered. We recognize other revenues for support services at the time we generate an invoice including the charge for such services.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts that reflects our estimate of the amount of our receivables that we will be unable to collect. Our largest exposure to doubtful accounts is in our rental operations. We perform credit evaluations of customers and establish credit limits based on reviews of current credit information and payment histories. Our credit risk is mitigated by our geographically diverse customer base and our credit evaluation procedures. The rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

        Useful Lives of Rental Equipment and Property and Equipment.    We depreciate rental equipment and property and equipment over their estimated useful lives (generally three to ten years), after giving effect to an estimated salvage value of 0% to 25% of cost. The useful life of rental equipment is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We routinely review the assumptions utilized in computing rates of depreciation. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

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

        Inventories.    We state our new and used equipment inventories at the lower of cost or market by specific identification. Parts and supplies are stated on the lower of the weighted average cost or market. We maintain allowances for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. Changes in product demand may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to inventory valuation are inherent in the preparation of financial statements.

Results of Operations

        The tables included in the period comparisons below provide summaries of revenues and gross profits for our business segments. The period-to-period comparisons of financial results are not necessarily indicative of future results.

        Because the combination of H&E and ICM occurred in June 2002, period comparisons that include the fiscal year ended December 31, 2002 do not reflect the effect of the ICM acquisition on results of operations for the full fiscal year and are not indicative of future results. The results of operations for the fiscal year 2002 only include results from the ICM acquisition from June 17, 2002 through December 31, 2002.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

  Revenues

	For the Year Ended December 31,
			Total Dollar Change	Total Percentage Change
	2004	2003
		(Restated)
Segment Revenues:
Equipment rentals	$160.3	$153.9	$6.4	4.2%
New equipment sales	$116.9	$81.7	$35.2	43.1%
Used equipment sales	85.0	70.9	14.1	19.9%
Parts sales	58.0	53.7	4.3	8.0%
Services	33.7	33.3	0.4	1.2%
Non-segmented revenues	24.3	20.5	3.8	18.5%

Total revenues	$478.2	$414.0	$64.2	15.5%

        Total Revenues.    Our total revenues were $478.2 million in 2004 compared to $414.0 million in 2003, an increase of $64.2 million or 15.5%. Revenues increased for all reportable segments as a result of increased customer demand for our products and services combined with rental and support activity rate increases.

  Equipment Rental Revenues.    Our revenues from equipment rentals increased $6.4 million, or 4.2%, to $160.3 million in 2004 from $153.9 million in 2003. The increase is primarily due to increased rental rates and higher time utilization, despite a reduction in the overall total gross rental fleet by $23.7 million through the normal course of business activities over the last year. The most significant component of the increase in rental revenues occurred in hi-lift or aerial platform equipment. This increase was offset primarily by a decrease in cranes which is a result of lower time utilization. Rental equipment dollar utilization (annual rental revenues divided by the average quarterly original rental fleet equipment costs of $472.3 million and $518.2 million for 2004 and 2003, respectively) was approximately 33.9% in 2004 compared to 29.7% in 2003.

  New Equipment Sales Revenues.    Our new equipment sales increased $35.2 million, or 43.1%, to $116.9 million in 2004 from $81.7 million in 2003. In 2004, sales of new cranes, aerial work platforms, earthmoving and other new equipment improved, offset by a decline in new lift truck sales. The decline in lift truck sales was primarily due to the timing and availability of equipment.

  Used Equipment Sales Revenues.    Our used equipment sales increased $14.1 million, or 19.9%, to $85.0 million in 2004 from $70.9 million in 2003. Used equipment sales increased in all product lines except for other used equipment sales. In 2004, we sold our used equipment at approximately 125.2% on net book value compared to 122.0% of net book value in 2003. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

  Parts Sales Revenues.    Our parts sales revenues increased $4.3 million, or 8.0%, to $58.0 million in 2004 from $53.7 million in 2003. The increase was primarily attributable to increased customer demand for parts.

  Service Revenues.    Our service revenues increased $0.4 million, or 1.2%, to $33.7 million in 2004 from $33.3 million in 2003 primarily attributable to increased customer demand for service support.

  Non-segmented Revenues.    Our non-segmented other revenues consisted primarily of billings to customers for equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenue increased $3.8 million, or 18.5%, during 2004. The increase in other revenues is partly attributable to an increase in certain charge-out rates for support activities. In addition, most of these support activities increased due to the increases in our other business activities.

  Gross Profit

	For the Year Ended December 31
			Total Dollar Change	Total Percentage Change
	2004	2003
		(Restated)
Segment Gross Profit:
Equipment rentals	$60.0	$48.9	$11.1	22.7%
New equipment sales	12.8	8.5	4.3	50.6%
Used equipment sales	17.1	12.8	4.3	33.6%
Parts sales	16.5	14.5	2.0	13.8%
Services	20.8	20.3	0.5	2.5%
Non-segmented gross profit	(3.9)	(5.9)	2.0	(33.9)%

Total gross profit	$123.3	$99.1	$24.2	24.3%

        Total Gross Profit.    Our total gross profit was $123.3 million in 2004 compared to $99.1 million in 2003, an increase of $24.2 million or 24.3%. Gross profit increased primarily as a result of the reduction of the overall rental fleet combined with an increase in rental revenues. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for 2004 was 25.8% compared to 23.9% in 2003. Gross profit margins also increased primarily due to the decreased costs associated with the reduced fleet and the improved margins in equipment sales. Our gross profit was attributable to:

  Equipment Rentals Gross Profit.    Our equipment rentals gross profit increased $11.1 million, or 22.7%, to $60.0 million in 2004 from $48.9 million in 2003. The increase was primarily a result of a $6.4 million increase in rental revenue combined with a $4.7 million decrease in rental expense and rental depreciation.

  Depreciation expense on our rental fleet equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense decreased approximately $5.6 as a result of having reduced the overall total rental fleet. During 2004, our operating lease expense decreased approximately $1.0 million, offset by a $1.9 million increase in maintenance costs, property tax and other miscellaneous rental costs.

  New Equipment Sales Gross Profit.    Our new equipments sales gross profit increased $4.3 million, or 50.6%, to $12.8 million in 2004 from $8.5 million in 2003. In 2004, gross profit on sales of new cranes, aerial work platforms, earthmoving and other new equipment improved with gross profit on sales of new lift trucks being comparable to last year.

  Used Equipment Sales Gross Profit.    Our gross profit on used equipment sales increased $4.3 million, or 33.6%, to $17.1 million in 2004 from $12.8 million in 2003. Used equipment sales gross profit increased across all product lines except for other used equipment. The increase in used equipment sales gross profit was attributable to increased revenues and the mix of used equipment sold.

  Parts Sales Gross Profit.    Our parts sales revenue gross profit increased $2.0 million, or 13.8%, to $16.5 million in 2004 from $14.5 million in 2003. The increase was primarily attributable to increased customer demand for parts.

  Service Revenues Gross Profit.    Our service revenues gross profit increased $0.5 million, or 2.5%, to $20.8 million in 2004 from $20.3 million in 2003. The increase was primarily attributable to increased customer demand for service support.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $4.4 million, or 4.7%, to $97.5 million in 2004 from $93.1 million in 2003. Approximately $3.5 million of the increase related to higher sales commissions, performance incentives, benefits and other costs associated with increased revenues. Rising insurance, facility, depreciation and transportation and hauling costs accounted for the remaining $1.0 million of the total increase. As a percent of total revenues, SG&A expenses were 20.4% in 2004 compared to 22.5% in the prior year.

        Loss from Litigation.    In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded a $17.4 million loss in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court's ruling, we issued an irrevocable standby letter of credit for $19.8 million, representing the amount of the judgment plus $2.4 million in anticipated statutory interest (8%) for the twenty-four months while the judgment is being appealed. Going forward, we intend to expense any statutory interest as interest expense in the statement of operations. As of December 31, 2004, we paid a 300 basis point fee on the amount available for issuance. Currently, we pay a 225 basis point fee on the amount available for issuance. Oral arguments took place on March 3, 2005 and the appeal was then submitted for the appellate court's decision. While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

        Related Party Expense.    On June 29, 1999, we entered into a $3.0 million consulting and non-competition agreement with Mr. Thomas Engquist, a related party. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in a Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs.

        Due to Mr. Engquist's passing away during 2003, we will not be provided with any further consulting services. Therefore, we have recorded a $1.3 million expense for the present value of the remaining future payments.

        Other Income (Expense).    Our 2004 other expense increased by $0.5 million to $39.7 million in 2004 from $39.2 million in 2003. Our interest expense for 2004 increased $0.4 million this year compared to last year. The annual interest rates on our senior secured credit facility averaged 7.1% in 2004 compared to 5.4% in 2003.

        Income Taxes.    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. For 2004, income taxes increased by $5.7 million to a provision of approximately $0 million from a benefit of $5.7 million. The increase is a result of our loss in 2003 and the establishment of a valuation allowance against our net deferred tax assets. At the end of 2004 and 2003, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

  Revenues

        The following table indicates the impact on operations attributable to the ICM locations acquired in 2002:

	For the Year Ended December 31,
					Dollar Change Attributable to ICM Acquisition	Dollar Change Excluding the ICM Acquisition
	2003 (Restated)	2002 (Restated)	Total Dollar Change	Total Percent Change
	(in millions, except percentages)
Segment Revenues:
Equipment rentals	$153.9	$136.6	$17.3	12.7%	$26.1	$(8.8)
New equipment sales	81.7	72.1	9.6	13.3%	6.9	2.7
Used equipment sales	70.9	52.5	18.4	35.0%	11.2	7.2
Parts sales	53.7	47.2	6.5	13.8%	7.8	(1.3)
Services	33.3	27.8	5.5	19.8%	6.4	(0.9)
Non-segmented revenues	20.5	14.8	5.7	38.5%	4.9	0.8

Total revenues	$414.0	$351.0	$63.0	17.9%	$63.3	$(0.3)

        Total Revenues.    Our 2003 total revenues were $414.0 million compared to $351.0 million in 2002, an increase of $63.0 million or 17.9%. Total revenues attributable to the locations associated with the ICM acquisition were $63.3 million. Our ability to increase revenues was hampered by lower customer demand due to a weak economy.

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

  Used Equipment Sales Revenues.    Our used equipment sales increased $18.4 million to $70.9 million for 2003 from $52.5 million for 2002. Included in the increase is $11.2 million of used equipment sales generated by locations associated with the acquisition of ICM. During 2003, lower sales of both used cranes and used aerial work platform equipment were offset by improvements in sales of used earthmoving, used lift truck and other used equipment. For 2003, we sold our used equipment at approximately 122.0% of net book value.

  Parts Sales Revenues.    In 2003, our parts sales revenues increased $6.5 million to $53.7 million from $47.2 million for 2002. Parts sales revenue associated with the acquisition of ICM were $7.8 million. The remaining $1.3 million decrease was attributable to lower customer demand.

  Service Revenues.    In 2003, our service revenues increased $5.5 million to $33.3 million from $27.8 million for 2002. Service revenues associated with the acquisition of ICM were $6.4 million. The remaining $0.9 million decrease was attributable to lower customer demand.

  Non-segmented Other Revenues.    Our other revenues consisted primarily of billings to our customers for equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $5.7 million during 2003; $4.9 million of the increase was related to the ICM equipment acquisition.

  Gross Profit

        Included in the following table is the impact on operations attributable to the ICM locations acquired in 2002:

	For the Year Ended December 31,
					Dollar Change Attributable to ICM Acquisition	Dollar Change Excluding the ICM Acquisition
	2003 (Restated)	2002 (Restated)	Total Dollar Change	Total Percent Change
	(in millions, except percentages)
Segment Gross Profit:
Equipment rentals	$48.9	$52.3	$(3.4)	(6.5)%	$6.3	$(9.7)
New equipment sales	8.5	6.8	1.7	25.0%	1.3	0.4
Used equipment sales	12.8	8.7	4.1	47.1%	2.6	1.5
Parts sales	14.5	13.2	1.3	9.8%	2.2	(0.9)
Services	20.3	16.4	3.9	23.8%	4.0	(0.1)
Non-segmented gross profit	(5.9)	(5.0)	(0.9)	18.0%	0.5	(1.4)

Total gross profit	$99.1	$92.4	$6.7	7.3%	$16.9	$(10.2)

        Total Gross Profit.    Our 2003 total gross profit was $99.1 million compared to $92.4 million in 2002, an increase of $6.7 million or 7.3%. Total gross profit attributable to the locations associated with the ICM acquisition was $16.9 million.

  Equipment Rentals Gross Profit.    Our equipment rentals gross profit decreased $3.4 million or 6.5% for this year compared to last year. Total equipment rentals gross profit generated by locations associated with the acquisition of ICM was $6.3 million. Same-store equipment gross profit declined $9.7 million for the year, primarily due to lower equipment rental revenues as previously discussed.

  Depreciation expense on our rental equipment is recorded in equipment rentals cost of revenues. Excluding the $11.6 million related to the ICM acquisition, same-store depreciation expense decreased approximately $3.1 million as a result of a decrease in our rental fleet. For 2003, our maintenance and repair expense increased approximately $3.9 million (excluding the $6.0 million maintenance and repair expense associated with the ICM acquisition), primarily due to our aging the rental fleet.

  New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $1.7 million to $8.5 million for 2003 compared to $6.8 million for 2002. Included in the increase is $1.3 million of new equipment sales gross profit related to the locations associated with the acquisition of ICM. The fluctuation in new equipment sales gross profit is attributable primarily to the mix of new equipment sold.

  Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $4.1 million to $12.8 million for 2003 from $8.7 million for 2002. Included in the increase is $2.6 million of used equipment sales gross profit related to the locations associated with the acquisition of ICM. The fluctuation in used equipment sales gross profit is attributable primarily to the mix of used equipment sold.

  Parts Sales Gross Profit.    In 2003, our parts sales gross profit increased $1.3 million to $14.5 million from $13.2 million for 2002. Parts sales gross profit associated with the acquisition of ICM was $2.2 million. The remaining $0.9 million decrease was attributable to lower customer demand. Despite lower parts sales, the gross profit margin remained consistent as a result of our increased pricing and cost controlling initiatives.

  Service Revenue Gross Profit.    In 2003, our service revenue gross profit increased $3.9 million to $20.3 million from $16.4 million for 2002. Service revenue associated with the acquisition of ICM was $4.0 million. Service revenue gross profit was flat due to level customer demand.

        Selling, General and Administrative Expenses.    Our 2003 selling, general and administrative (SG&A) expenses were $93.1 million compared to $78.4 million for 2002. Included in the total $14.7 million increase in SG&A expense was $26.1 million related to the ICM locations. The remaining $11.4 million decrease was primarily the result of our work force reductions, additional cost controlling initiatives implemented by management and continued integration of the merged companies. Depreciation and amortization expense on property and equipment is recorded in SG&A expense and was $3.9 million for 2003 compared to $3.0 million for 2002 (the ICM acquisition accounted for $0.5 million of the increase.)

        Loss from Litigation.    In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded a $17.4 million loss in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court's ruling, we issued an irrevocable standby letter of credit for $19.8 million, representing the amount of the judgment plus $2.4 million in anticipated statutory interest (8%) for the twenty-four months while the judgment is being appealed. Going forward, we intend to expense any statutory interest as interest expense in the statement of operations. As of December 31, 2003, we paid a 300 basis point fee on the amount available for issuance. Currently, we pay a 225 basis point fee on the amount available for issuance. Oral arguments took place on March 3, 2005 and the appeal was then submitted for the appellate court's decision. While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

        Related Party Expense.    On June 29, 1999, we entered into a $3.0 million consulting and non-competition agreement with Mr. Thomas Engquist, a related party. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in a Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs.

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

        Provision (Benefit) from Income Taxes.    We are a limited liability company that has elected to be treated as a C Corporation for income tax purposes. For 2003, income taxes decreased by $0.6 million to a benefit of approximately $5.7 million from a benefit $6.3 million for the year ended December 31, 2002. The increase is a result of our losses in 2003 and 2002 and the establishment of a valuation allowance against our net deferred tax assets. At the end of 2003, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Liquidity and Capital Resources

        Cash flow from operating activities.    For 2004, our cash provided by operating activities was $5.6 million. Our cash flows from operations were primarily attributable to our reported net loss of $13.7 million which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and gains on the sale of long-lived assets, provided positive cash flows of $28.4 million. This amount was principally offset by increases in our receivables of $7.7 million and an increase in our inventories of $22.3 million. Our receivables increased during 2004 due to higher sales volume. The increase in our inventories reflects our strategy of taking advantage of available inventory during a time when original equipment manufacturers were experiencing significantly increased lead times. Our cash flows from operations were positively impacted by an increase in insurance reserves, accrued commissions, accrued property taxes and accrued sales tax payables.

        For 2003, our cash provided by operating activities was $19.3 million. Our cash flows from operations were primarily attributable to our reported net loss of $46.1 million which, when adjusted for non-cash expense items, such as depreciation, taxes and amortization, and gains on the sale of long-lived assets used cash flows of $0.2 million. Other uses of operating cash flow were an increase in inventories of $4.4 million. This amount was offset by a $1.3 million decrease in accounts receivable, an increase in accounts payable and accrued expenses payable of $5.1 million, and the $17.4 million estimated loss from litigation.

        Cash flow from investing activities.    For 2004, cash used in our investing activities was $11.8 million. This is a result of proceeds from the sale of rental and non-rental equipment of $65.7 million offset by purchasing $77.5 million in rental and non-rental equipment. For 2003, cash provided by our investing activities was $20.9 million. This is a result of proceeds from the sale of rental and non-rental equipment of $54.0 million offset by purchasing $33.1 million in rental and non-rental equipment.

        Cash flow from financing activities.    For 2004, cash provided by our financing activities was $5.6 million. For the year, our total borrowings under the amended senior secured credit facility were $479.8 million and total payments under the amended senior secured credit facility were $468.4 million. Financing costs paid in cash for the refinancing totaled $0.9 million and payment of related party obligation was $0.3 million. Payments on capital leases and other notes were $4.5 million.

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

  •
  extended the maturity date of the amended senior secured credit facility to February 2009;

  •
  eliminated the maximum leverage ratio covenant;

  •
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

  •
  increased the block on availability of assets from $20.0 million to $30.0 million based on the total borrowing base assets; and

  •
  reduced the advance rate on rental fleet assets to 75 percent from 80 percent of the orderly liquidation value as defined in the senior secured credit agreement.

        We paid a loan amendment fee of $0.8 million that is being amortized over the remaining term of the loan.

        On October 26, 2004, we amended the senior secured credit agreement to eliminate the requirement to provide separate collateral reports for our wholly-owned subsidiary, Great Northern Equipment, Inc. We also further amended the senior secured credit agreement on January 13, 2005 to increase capital expenditures from $5.0 million to $8.5 during any fiscal year. No amendment fees were paid relating to these amendments.

        On March 11, 2005, we amended the senior secured credit agreement dated June 17, 2002, governing our senior secured credit facility. Principally, the amendment:

  •
  lowers interest rates according to a pricing grid based upon daily average excess availability for the immediately preceding fiscal month. We elect interest at either the Index Rate (the higher of the prime rate, as determined pursuant to the amended credit agreement, and the federal funds rate plus 50 basis points) plus the applicable revolver Index margin per annum or the applicable London Interbank Offered Rate, or LIBOR rate, plus the applicable revolver LIBOR margin per each calendar month. With daily average excess availability equal to or more than $40 million, the LIBOR margin will be 2.25% and the Index margin will be .75%. If availability falls below $40 million and equal to or more than $25 million, the senior secured credit facility bears interest at a LIBOR margin of 2.50% and the Index margin will be 1.00%. If availability is less than $25 million, the LIBOR margin will be 2.75% and the Index margin will be 1.25%. The commitment fee equal to .5% per annum in respect to un-drawn commitments remains unchanged;

  •
  decreases the block on availability of assets from $30 million to $15 million based on the total borrowing base assets; and

  •
  increases the advance rate on rental fleet assets to 80% of orderly liquidation value.

        The Company paid no amendment fee relating to this amendment.

        On March 29, 2005, we further amended the senior secured credit agreement dated June 17, 2002, governing our senior secured credit facility to extend the delivery of audited financial statements until September 30, 2005. The Company did not pay a fee associated with this amendment.

        As of August 26, 2005, we were granted a waiver under our senior secured credit agreement, pursuant to which our lenders have waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the senior secured credit agreement affected by the accounting adjustments in connection with the restatement described in "Item 6. Selected Financial Data—Restatement" and the Notes to Consolidated Financial Statements included in "Item 15. Exhibits and Financial Statement Schedules." As a result of the restatement, among other things, we would no longer be able to make the representations under the senior secured credit agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement is not expected to result in our having breached any of the financial covenants in the senior secured credit agreement, the waiver does not waive or modify any such financial covenants. As a result of the waiver, we continue to have full access to our revolving credit facility under the senior secured credit agreement.

        Our availability under the amended senior secured credit facility as of December 31, 2004 was approximately $67.6 million. As of December 31, 2004, we were in compliance with the financial covenants in place at that time.

  Cash Requirements Related to Operations

        Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. As of December 31, 2004, the total balance outstanding on the amended senior secured credit facility was $55.3 million with $67.6 million available in additional borrowings net of $27.1 million in standby letters of credit. Also on December 31, 2004, our total balance payable on capital lease obligations and notes payable were $1.1 million and $0.7 million, respectively.

        Our principal uses of cash have been to fund operating activities and working capital, finance the purchase of rental fleet equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may also pursue strategic acquisitions. We anticipate that these uses will be the principal demands on our cash in the future.

        The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. We anticipate our 2005 gross rental fleet capital expenditures to be approximately $160 million, primarily to replace the rental fleet equipment we anticipate selling during 2005. We anticipate that we will fund these rental fleet capital expenditures with the proceeds from the sales of new, used and rental fleet equipment, cash from operations and, if required, from borrowings under our amended senior secured credit facility. In response to changing economic conditions, we believe we have the flexibility to modify our capital expenditures by adjusting them (either up or down) to match our actual performance. We anticipate our 2005 gross property and equipment capital expenditures to be approximately $8.5 million. If we pursue any strategic acquisitions, we may need to incur additional debt.

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

Certain Information Concerning Off-Balance Sheet Arrangements

        At December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases. See "Contractual and Commercial Commitments Summary" below.

Contractual and Commercial Commitments Summary

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and interest payments as of December 31, 2004.

	Payments Due by Year
	Total	2005	2006-2007	2008-2009	Thereafter
	(Dollars in thousands)
Long-term debt (including [senior secured and] subordinated notes payable)	$253,896	$309	$455	$132	$253,000
Interest payments on senior secured notes	166,875	22,250	44,500	44,500	55,625
Interest payments on senior subordinated notes	56,313	6,625	13,250	13,250	23,188
Senior secured credit facility	55,293	—	—	55,293	—
Interest payments on senior secured credit facility(1)	16,338	3,926	7,852	4,560
Capital lease obligations (including interest)	1,401	1,401	—	—	—
Related party obligation (including interest)(2)	1,350	300	600	450	—
Operating leases(3)	59,011	21,492	24,579	4,729	8,211
Other long-term obligations(4)	64,702	14,679	23,821	19,501	6,701

Total contractual cash obligations	$675,179	$70,982	$115,057	$142,415	$346,725

(1)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using rates in effect on December 31, 2004.

(2)
Payments under the consulting and non-competition agreement with Mr. Thomas Engquist.

(3)
This includes total operating lease rental payments (including interest) having initial or remaining non-cancelable lease terms longer than one year.

(4)
This includes: (i) Bruckmann, Rosser, Sherrill & Co., Inc.'s annual management fees through 2012 (based upon the lesser of 1.75% of estimated Earnings Before Interest, Taxes, Depreciation, and Amortization excluding operating lease expense or $2.0 million per year) for $12.8 million, and (ii) payments for secured floor plan financing for $51.2 million.

        Additionally, as of December 31, 2004, we have standby letters of credit totaling $27.1 million that expire in September 2005 and January 2006.

Seasonality

        Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The level of equipment rental activities are directly related to commercial and industrial construction and maintenance activities. Therefore, equipment rental performance will be correlated to the levels of current construction activities. The severity of weather conditions can have a temporary impact on the level of construction activities.

        Equipment sales cycles are also subject to seasonality with the peak selling period during the spring season and extending through the summer. Parts and service activities are less affected by changes in demand caused by seasonality.

Inflation

        Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had for the three most recent fiscal years, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Acquisitions

        We periodically engage in evaluations of potential acquisitions and start-up facilities. Currently, there are no definitive agreements with respect to any material acquisition. We are party to a non-binding letter of intent that contemplates a potential material acquisition by the Company. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms.

Impact of Recent Natural Disaster

        The Company has three facilities located in the area most significantly affected by Hurricane Katrina. None of these facilities were forced to close for any extended period of time, and all of them are currently open and fully operational. While the financial impact of Hurricane Katrina relating to these three facilities is not expected to be material to the Company, the Company remains in the process of assessing the potential overall impact of the hurricane on the Company's business.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Historically, we have not used share-based compensation schemes for compensating our employees. Therefore, the adoption of SFAS No. 123(R) is not expected to have any impact on our reported results of operations upon adoption. However, should we determine to employ share-based compensation schemes in the future, SFAS No. 123(R) would have a currently indeterminate impact on us.

        In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces APB Opinion No. 20. "Accounting Changes" and FASB Statement No. 3. "Reporting Accounting Charges in Interim Financial Statements," SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company has incorporated the provisions of SFAS 154 in the presentation of our December 31, 2004 financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon LIBOR plus 300 basis points as of December 31, 2004. Currently, interest on the amended senior secured credit facility is calculated based upon LIBOR plus 225 basis points. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the amended senior secured credit facility. At December 31, 2004, we had variable rate debt representing 18.5% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at December 31, 2004, a one percent increase in market rates would increase our annual interest expense approximately $1.1 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 81.5% of our total debt. The annual interest rates on our senior secured credit facility average 7.1% in 2004 compared to 5.4% in 2003.

Item 8.    Consolidated Financial Statements and Supplementary Data

        Our consolidated financial statements and supplementary data are listed in the index appearing under Item 15(a).

Item 9.    Change In Accountants

        On October 27, 2004, upon recommendation of the Company's Audit Committee and approval of the Board of Directors, the Company dismissed KPMG LLP ("KPMG") as its independent auditors. Effective as of the date, the Company has appointed BDO Seidman L.L.P. ("BDO") to serve as the Company's independent auditors for the current fiscal year, which ends on December 31, 2004. During each of the Company's two most recent fiscal years, there were: (i) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in their report; and (ii) no reportable events as defined in Item 304(a) (1) (v) of Regulation S-K. For more details regarding our change in accountants, see our Form 8-K filed on November 2, 2004 as amended by Amendment No. 1 thereto filed on November 17, 2004.

Item 9A.    Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10K. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing this annual report on Form 10K and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported, we delayed filing this Form 10K and our Form 10Q's for the quarters ended March 31, 2005 and June 30, 2005 pending completion by our accountants, BDO Seidman LLP, of the re-audits of our 2002 and 2003 financial statements that were audited by our prior accountants.

        During these re-audits, we discovered that we incorrectly recognized the deferred tax components related to the tax basis of carryover goodwill acquired in our combination with ICM Equipment Company in 2002. After internal review and consultation with our Audit Committee, we determined to restate our 2002 and 2003 financial statements to reflect the proper accounting treatment of deferred income taxes. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 to properly record and report the correct accounting treatment of deferred taxes from our 2002 transaction. However, after discovery of this issue, we revisited and reassessed, in consultation with our accountants and our tax manager (who joined us in 2003), the tax treatment, including deferred tax components, for the 2002 transaction to ensure that there were no additional corrections necessary in this regard. To the extent we engage in acquisition transactions in the future, our disclosure controls and procedures now include the involvement of our tax manager in the appropriate tax analysis and related financial disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the filing date of this annual report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

        There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who is a director or executive officer of H&E Equipment Services.

Name	Age	Title
Gary W. Bagley	58	Chairman and Director
John M. Engquist	51	President, Chief Executive Officer and Director
Leslie S. Magee	37	Chief Financial Officer and Assistant Secretary
William W. Fox	61	Vice President, Cranes and Earthmoving
Kenneth R. Sharp, Jr.	60	Vice President, Lift Trucks
John D. Jones	47	Vice President, Product Support
Dale W. Roesener	48	Vice President, Fleet Management
Bradley W. Barber	32	Vice President, Rental Operations
Keith E. Alessi	50	Director, Audit Committee Chairman
J. Rice Edmonds(a)	34	Director, Audit Committee Member
Bruce C. Bruckmann	51	Director, Compensation Committee Chairman
Lawrence C. Karlson	62	Director, Compensation Committee Member
John T. Sawyer	61	Director, Audit Committee Member

(a)
J. Rice Edmonds resigned as Director effective March 4, 2005.

        Gary W. Bagley, Chairman and Director, retired from the company during 2002 and currently serves as Chairman. Mr. Bagley served as President of ICM since 1996 and Chief Executive Officer since 1998 until H&E Equipment Services was formed in June 2002, when he became Executive Chairman and Director of the Company. Prior to 1996, he held various positions at ICM, including Salesman, Sales Manager, and General Manager. Prior to that, Mr. Bagley serviced as Vice President and ICM General Manager of Wheeler Machinery Co. Mr. Bagley serves on a number of dealer advisory boards and industry association boards.

        John M. Engquist, President, Chief Executive Officer and Director, served as President and Chief Executive Officer of Head & Engquist Equipment, LLC since 1990 and as a director of Gulf Wide since 1995. He has held the position of President, Chief Executive Officer and Director of H&E Equipment Services since its formation in June 2002. From 1975 to 1990, he held various operational positions at H&E. Mr. Engquist serves on the Board of Directors of St. Jude Children's Hospital in Memphis, Tennessee, and Cajun Constructors, Inc.

        Leslie S. Magee, Chief Financial Officer and Assistant Secretary, has served as Chief Financial Officer and Assistant Secretary since August 2005. Ms. Magee served as Acting Chief Financial Officer from December 2004 through August 2005. Prior to that, Ms. Magee served as Corporate Controller for H&E Equipment Services and H&E. Prior to joining H&E in 1995, Ms. Magee spent 5 years working for Hawthorn, Waymouth & Carroll, L.L.P., an accounting firm based in Baton Rouge, Louisiana. Ms. Magee is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Louisiana Society of Certified Public Accountants.

        William W. Fox, Vice President, Cranes and Earthmoving, served as Executive Vice President and General Manager of H&E since 1995 and has served as Vice President, Cranes and Earthmoving of H&E Equipment Services since its formation in June 2002. Mr. Fox served as President of South Texas Equipment Co., a subsidiary of H&E, from 1995 to 1997. Prior to that, Mr. Fox held various executive and managerial positions with the Manitowoc Engineering Company and its subsidiary North Central Crane. He was Executive Vice President/General Manager from 1989 to 1995, Vice President Sales from 1988 to 1989, and General Manager from 1986 to 1988 of Manitowoc Engineering Company. Mr. Fox was Executive Vice President/General Manager at North Central Crane from 1980 to 1986.

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

        John D. Jones, Vice President, Product Support, served as Vice President of Product Support Services at H&E since 1994 and has served as Vice President, Product Support of H&E Equipment Services since its formation in June 2002. From 1991 to 1994, he was General Manager of Product Support at Louisiana Machinery. From 1987 to 1991 he served as General Manager of the Parts Operation at Holt Company of Louisiana. From 1976 to 1987, Mr. Jones worked in Product Support and Marketing for Boyce Machinery.

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

        Bruce C. Bruckmann, Director, joined as a Director in 1999 with both predecessor companies, Head & Engquist Equipment, LLC and ICM Equipment Company L.L.C. and was appointed as a Director of H&E Equipment Services at the inception in June of 2002. Mr. Bruckmann is a founder and has been a Managing Director of BRS since its formation in 1995. He served as an officer of Citigroup Venture Capital, Ltd from 1983 through 1994. Prior to joining Citicorp Venture Capital, Mr. Bruckmann was an associate at the New York law firm of Patterson, Belknap, Webb & Tyler. He is also Director of Anvil Knitwear, Inc., Town Sports International, Inc., MWI Veterinary Supply, Inc., Mohawk Industries, Inc. and a number of private companies.

        J. Rice Edmonds, Director, was appointed as Director in 1999 for both predecessor companies, Head & Engquist Equipment, LLC and ICM Equipment Company L.L.C. and was appointed as a Director of H&E Equipment Services at its inception in June 2002. Mr. Edmonds is also a Principal of BRS. Prior to joining BRS in 1996 he worked in the high yield finance group of Bankers Trust. Mr. Edmonds is a director of McCormick & Schmick Restaurant Corporation, Penhall International, Inc., Real Mex Restaurants, Inc., The Sheridan Group, Inc., Town Sports International, Inc., and several other private companies. Mr. Edmonds resigned as Director effective March 4, 2005.

        John T. Sawyer, Director, joined as a Director in September 2002. Mr. Sawyer is President of Penhall Company. He joined Penhall in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall's National Contracting Division, and in 1984, he assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Sawyer has been President of Penhall since 1989.

        Keith E. Alessi, Director, joined as a Director and Chairman of the Audit Committee in November 2002. Mr. Alessi has been Chairman and Chief Executive Officer (and owner) of Lifestyles Improvement Centers LLC, since February 2003. Mr. Alessi has also been an Adjunct Professor of Law at The Washington and Lee University School of Law since 1999 and Adjunct Professor at The University of Michigan Graduate School of Business Administration since 2001. He is a director and the chairman of the audit committees for Town Sports International, Inc., MWI Veterinary Supply, Inc., and O'Sullivan Industries LLC. He is the former Chairman and CEO of Telespectrum Worldwide from April 1998 to February 2000 and Jackson Hewitt from May 1996 to April 1998. Mr. Alessi is a Certified Public Accountant.

        Lawrence C. Karlson, Director, joined as a Director in September 2002. In 1983, Mr. Karlson formed Nobel Electronics, Inc. In 1986, Nobel Electronics was reverse-merged into Pharos AB and

Mr. Karlson became President and Chief Executive Officer. In 1990 he was named Chairman. He retired in 1993. Mr. Karlson provides consulting services to a wide variety of business. He currently sits on the Board of Directors of CDI Corporation and Mikron Infrared, Inc.

Committees of Our Board of Directors

        Audit Committee.    The Audit Committee consists of Messrs. Alessi and Sawyer. The board of directors has determined that Mr. Alessi qualifies as an "audit committee financial expert" within the meaning of SEC rules and regulations. All committee members are independent as defined in applicable SEC rules and under the director independence standards specified in our Corporate Governance Guidelines.

        The Audit Committee is responsible for, among other things:

  •
  directly appointing, retaining, evaluating, compensating and terminating our independent auditors;

  •
  discussing with our independent auditors their independence from management;

  •
  reviewing with our independent auditors the scope and results of their audit;

  •
  pre-approving all audit and permissible non-audit services to be performed by the independent auditors;

  •
  overseeing the financial reporting process and discussing with management and our independent auditors the interim and annual financial statements that we file with the SEC; and

  •
  reviewing and monitoring our accounting principles, policies and financial and accounting controls.

Code of Ethics

        We have adopted a Standard of Conduct and Ethics for executive officers and directors. A copy of the Standard of Conduct and Ethics is available upon written request, free of charge, by writing to:

H&E Equipment Services, L.L.C.
Attention: Mr. Raymond Jones
Corporate Compliance Officer
4899 West 2100 South
Salt Lake City, Utah 84120

Item 11.    Executive Compensation

        The following tables summarize, for the periods indicated, the principal components of compensation for the Chief Executive Officer and the four highest compensated executive officers of H&E LLC (collectively, the "named executive officers") for the years ended December 31, 2004, 2003 and 2002:

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(a)	All Other Compensation(b)
John M. Engquist Chief Executive Officer, President and Director	2004	$519,000	$200,000	—	$2,041
	2003	500,000	250,000	—	3,041
	2002	500,000	63,000	—	4,041

William W. Fox Vice President	2004	$237,000	$100,000			$4,041
	2003	208,000	62,000			4,041
	2002	193,000	50,000			3,041
Dale W. Roesener Vice President	2004	$182,000	$71,000			$4,041
	2003	175,000	—			4,041
	2002	175,000	—			1,041
Bradley W. Barber Vice President	2004	$188,000	$75,000			$4,041
	2003	148,000	35,000			2,041
	2002	125,000	10,000			2,041
Kenneth R. Sharp, Jr. Vice President	2004	$192,000	$60,000			$280,041
	2003	185,000	—			176,041
	2002	185,000	—			142,041
Former Officers
Lindsay C. Jones Chief Financial Officer and Secretary	2004	$208,000	$50,000			$3,041
	2003	200,000	40,000			4,041
	2002	156,000	—			1,041
Gary W. Bagley Chairman and Director	2004	$244,000	—	$67,000	(c)	$375,041
	2003	290,000	—			323,041
	2002	200,000	—			283,041

(a)
Under the terms of Mr. Engquist's employment agreement, we purchase a vehicle for Mr. Engquist's use and also provide fuel for his vehicle. The other executive officers receive allowances for vehicles. In each case, the benefits are less than $50,000 and 10% of such officer's salary.

(b)
"All Other Compensation" consists of:

•
Matching contributions to our 401(k) plan for each named executive officer;

•
Insurance premiums paid by us on behalf of each named executive officer;

•
In the case of Messrs. Bagley and Sharp, above market interest accrued under our deferred compensation plan; and

•
For 2002, in the case of Mr. Bagley, contributions under our non-qualified deferred compensation plan.

  The following table shows the amount of each category of "All Other Compensation" received by each named executive officer in 2004:

Name	401(k) Matching Contribution	Insurance Premiums	Deferred Compensation Plan Above Market Interest
John M. Engquist	$2,000	41	—
William W. Fox	4,000	41	—
Dale W. Roesener	4,000	41	—
Bradley W. Barber	4,000	41	—
Kenneth R. Sharp, Jr.	3,000	41	$277,000
Lindsay C. Jones	3,000	41	—
Gary W. Bagley	—	41	$375,000
(c)
Payment of above market interest accrued under our deferred compensation during the year paid.

Executive Employment Agreements

        On July 31, 2004, H&E Equipment Services entered into a consulting and noncompetition agreement with Gary W. Bagley. Such agreement provides for, among other things:

  •
  an initial term of five years; thereafter this agreement may be renewed on a year to year basis, subject to mutual agreement of the parties;

  •
  a consulting fee of $150,000 per year plus reimbursement of all reasonable and actual out-of-pocket expenses;

  •
  payment of his subordinated deferred compensation;

  •
  welfare benefits, including medical, dental, life and disability insurance; and

  •
  confidentiality of information obtained during employment, non-competition and non-solicitation.

        H&E assumed an employment agreement with each of Gary W. Bagley and Kenneth R. Sharp, Jr. dated as of February 4, 1998. Such agreements, as amended on May 26, 1999, and further amended on December 6, 1999 and June 14, 2002, provide for, among other things:

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

        The employment agreement with Mr. Bagley was terminated on July 31, 2004 when the consulting and non-compete agreement became effective.

        In connection with the acquisition of ICM, H&E Holdings assumed a liability for subordinated deferred compensation for Mr. Bagley and Mr. Sharp. The deferred compensation agreements provided for, among other things, deferred signing bonuses in the amount of $3,638,000 and $1,882,000, which are included in deferred compensation accounts for Mr. Bagley and Mr. Sharp, respectively. As of December 31, 2004, the aggregate deferred compensation (including accrued interest of $2,521,000) was $7,521,000.

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

        In connection with the acquisition of ICM, H&E Equipment Services assumed a nonqualified employee deferred compensation plan under which Mr. Bagley and Mr. Sharp had previously elected to defer a portion of their annual compensation. Participants in the plan can no longer defer compensation. Compensation deferred under the plan is payable upon the termination, disability, or death of the participants. The plan accrues interest at 8.5% per annum. As of December 31, 2004, the aggregate deferred compensation (included accrued interest of $265,000) was $451,000.

        In connection with the acquisition of ICM, H&E Equipment Services assumed a nonqualified employee deferred compensation plan under which certain employees had previously elected to defer a portion of their annual compensation. Participants in the plan can no longer defer compensation. Compensation deferred under the plan is payable upon the termination, disability, or death of the participants. The plan accumulates interest each year at a bank's prime rate in effect as of the beginning of January. This rate remains constant throughout the year. The effective rate for the 2004 plan year was 4.0 percent. As of December 31, 2004, the aggregate deferred compensation (including accrued interest of $1,559,000) was $2,598,000.

        On June 29, 1999, H&E, formerly Gulf Wide, entered into an employment agreement with John M. Engquist. Such agreement, as amended on August 10, 2001, provides for, among other things:

  •
  an initial term of employment expiring on December 31, 2006; thereafter employment may be terminated by either party upon 30 days written notice,

  •
  early termination by reason of Mr. Engquist's death or disability, by H&E for good cause, or upon Mr. Engquist's voluntary resignation with or without a constructive termination,

  •
  a severance payment in the case of early termination by H&E for (x) other than cause or (y) a voluntary resignation other than due to a constructive termination, in an aggregate amount equal to (i) one year of Mr. Engquist's base salary plus an amount equal to his most recent annual bonus, payable in monthly installments through the one-year period commencing on the date of his termination, and (ii) that portion of Mr. Engquist's bonus that would have accrued at the end of the calendar year in which such termination occurred through the period beginning on the first day of such calendar year and ending on the date of his termination,

  •
  a base salary of $300,000 per year with increases of 5% annually and with an increase on August 1, 2001 to $500,000 per year, plus a cash bonus of an amount up to $500,000 per year as determined by Gulf Wide's board of directors, based upon the attainment by H&E Equipment Services of applicable performance targets for such year,

  •
  welfare benefits, including medical, dental, life and disability insurance,

  •
  fringe benefits, including use of two automobiles and professional memberships, and

  •
  confidentiality of information obtained during employment, non-competition and nonsolicitation.

Compensation of Directors

        We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Directors who are also our employees do not receive compensation for service on our board of directors. Each of our directors received in 2004 and will receive in 2005 an annual board fee of $20,000, chairperson fees if applicable, meeting fees and other normal and customary compensation for their service on our board of directors.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee currently consists of Messrs. Bruckmann and Karlson. None of the members of the Compensation Committee are currently or have been, one of our officers or employees. None of our executive officers currently serve, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Common Units Beneficial Ownership Table

Name	Class A Common Units Beneficially Owned	Percentage of Class A Common Units Outstanding	Class B Common Units Beneficially Owned	Percentage of Class B Common Units Outstanding	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Outstanding
Bruckmann, Rosser, Sherrill & Co., LP(1)(2)	731,845	34.2%	—	—	9,789	88.6%
Bruckmann, Rosser, Sherrill & Co., Inc.(1)	4,126	*	—	—	16	*
Bruckmann, Rosser, Sherrill & Co. II, L.P.(1)(3)	1,241,815	58.1%	—	—	—	—
Bruce C. Bruckmann(4)	2,002,127	93.7%	4,783	*	10,071	91.1%
J. Rice Edmonds(5)(11)	1,256	*	—	—	17	*
John M. Engquist(6)	—	—	1,170,300	56.4%	—	—
Gary W. Bagley(6)	—	—	85,814	4.1%	—	—
Dale W. Roesener(6)	—	—	164,326	7.9%	—	—
Kristan Engquist Dunne(7)	—	—	74,700	3.6%	—	—
Don M. Wheeler(8)	—	—	263,736	12.7%	—	—
Lindsay C. Jones(9)	—	—	—	—	—	—
John D. Jones(6)	—	—	—	—	—	—
Bradley Barber(6)	—	—	—	—	—	—
William W. Fox(6)	—	—	—	—	—	—
All executive officers and directors as a group (10 persons)	2,003,383	93.8%	1,425,223	68.7%	10,088	91.3%

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

	Series B Preferred Units Beneficially Owned	Percentage of Series B Preferred Units Outstanding	Series C Preferred Units Beneficially Owned	Percentage of Series C Preferred Units Outstanding	Series D Preferred Units Beneficially Owned	Percentage of Series D Preferred Combined Units Outstanding	Percentage of Voting Power(11)
Bruckmann, Rosser, Sherrill & Co., LP(1)(2)	8,577	29.1%	19,405	22.9%	—	—	23.0%
Bruckmann, Rosser, Sherrill & Co., Inc.(1)	40	*	132	*	40	*	*
Bruckmann, Rosser, Sherrill & Co. II, L.P.(1)(3)	10,854	36.8%	42,376	50%	17,156	36.7%	39.2%
Bruce C. Bruckmann(4)	19,764	67.0%	62,617	73.9%	17,317	37.1%	63.2%
J. Rice Edmonds(5)	15	*	33	*	—	—	*
John M. Engquist(6)	—	—	3,500	4.1%	15,714	33.6%	18.2%
Gary W. Bagley(6)	—	—	1,250	1.5%	—	—	1.3%
Dale W. Roesener(6)	800	2.7%	1,607	1.9%	—	—	2.6%
Kristan Engquist Dunne(7)	1,756	5.9%	—	—	822	1.8%	1.2%
Don M. Wheeler(8)	5,400	18.3%	8,135	9.6%	10,390	22.2%	4.4%
Lindsay C. Jones(9)	—	—	1,500	1.8%	—	—	*
John D. Jones(6)	—	—	—	—	—	—	*
Bradley Barber(6)	—	—	—	—	—	—	*
William W. Fox(6)	—	—	—	—	—	—	*
All executive officers and directors as a group (10 persons)	20,579	69.7%	70,507	83.2%	33,031	70.7%	90.9%

*
Less than 1%

(1)
The address of Bruckmann, Rosser, Sherrill & Co. L.P., Bruckmann, Rosser, Sherrill & Co., Inc. and Bruckmann, Rosser, Sherrill & Co. II, L.P. is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, 29th Floor, New York, New York 10022.

(2)
Bruckmann, Rosser, Sherrill & Co., Inc., or BRS Inc., is the general partner of Bruckmann, Rosser, Sherrill & Co., L.P., or BRS L.P., and by virtue of such status may be deemed to be the beneficial owner of the shares held by BRS L.P. Mr. Bruckmann is a member and manager of BRS Inc., and does not have the power to direct or veto the voting or disposition of shares held by BRS L.P. BRS Inc. expressly disclaims beneficial ownership of the shares held by BRS L.P.

(3)
Bruckmann, Rosser, Sherrill & Co. LLC, or BRS LLC, is the general partner of Bruckmann, Rosser, Sherrill & Co. II, L.P., or BRS II, and by virtue of such status may be deemed to be the beneficial owner of the shares held by BRS II. Mr. Bruckmann is a member and manager of BRS LLC, and does not have the power to direct or veto the voting or disposition of shares held by BRS II. BRS LLC expressly disclaims beneficial ownership of the shares held by BRS II.

(4)
Represents units held by Bruckmann, Rosser, Sherrill & Co., L.P., Bruckmann, Rosser, Sherrill & Co., Inc., and Bruckmann, Rosser, Sherrill & Co. II, L.P. Mr. Bruckmann expressly disclaims beneficial ownership of any shares held by such entities that exceed his pecuniary interest therein and also represents units held by the following affiliated entities and individuals: The estate of Donald J. Bruckmann, BCB Family Partners, L.P., NAZ Family Partners, L.P. and Nancy A. Zweng. Mr. Bruckmann disclaims beneficiary ownership of these shares except those shares owned by him directly.

(5)
The address of Mr. Edmonds is c/o Bruckmann, Rosser, Sherrill & Co., Inc., 126 East 56th Street, 29th Floor, New York, New York 10022.

(6)
Unless otherwise indicated, the address of each executive officer or director is c/o H&E Equipment Services L.L.C., 11100 Mead Road, Suite 200, Baton Rouge, Louisiana 70816.

(7)
The address of Ms. Engquist Dunne is 11100 Mead Road, 2nd Floor, Baton Rouge, Louisiana 70816.

(8)
The address of Mr. Wheeler is 4899 West 2100 South, Salt Lake City, Utah 48120.

(9)
Lindsay C. Jones resigned effective November 2, 2004.

(10)
J. Rice Edmonds resigned effective March 4, 2005.

(11)
Each Class A Common Unit holder is entitled to two votes per Class A Common Unit held and each Class B Common Unit Holder is entitled to one vote per Class B Common Unit held. Each Voting Preferred Unit holder is entitled to one vote per Voting Preferred Unit held.

Item 13.    Certain Relationships and Related Transactions

Management Agreements and Transaction Fees

        Each of H&E and ICM were acquired by affiliates of BRS in 1999 pursuant to separate recapitalizations. In connection with the recapitalizations of H&E and ICM, we entered into management agreements with each of BRS and Bruckmann, Rosser, Sherrill & Co., L.L.C. (BRS L.L.C.), affiliates of BRS Equipment Company and BRSEC Co-Investment II, L.L.C. (BRS Co-Investment II) pursuant to which BRS and BRS L.L.C. have agreed to provide certain advisory and consulting services to us, relating to business and organizational strategy, financial and investment management and merchant and investment banking. In exchange for such services we agreed to pay BRS and BRS L.L.C. (i) $7.2 million of transaction fees in connection with the ICM and H&E recapitalizations; (ii) an annual fee during the term of these agreements equal to the lesser of $2.0 million or 1.75% of our yearly EBITDA, excluding operating lease expense, plus all reasonable out-of-pocket fees and expenses; and (iii) a transaction fee in connection with each material acquisition, divestiture or financing or refinancing we enter into in an amount equal to 1.25% of the aggregate value of such transaction plus all reasonable out-of-pocket fees and expenses.

Contribution Agreement

        The contribution agreement contains customary provisions for such agreements, including representations and warranties with respect to each of Gulf Wide and ICM equityholders, covenants with respect to the consummation of the combination of H&E and ICM and various closing conditions, including the execution of a registration rights agreement.

Securityholders Agreement

        In connection with the offering of senior subordinated and senior secured notes, H&E Holdings entered into a securityholders agreement with BRS Co-Investment, L.L.C. (BRS Co-Investment), BRS Co-Investment II certain members of management and other members of H&E Holdings. The securityholders agreement (i) restricts the transfer of the equity interests of H&E Holdings; (ii) grants tag-along rights on certain transfers of the equity interests of H&E Holdings; (iii) requires the securityholders to consent to a sale of H&E Holdings to an independent third party if such sale is approved by the holders of a majority of the then-outstanding common equity interests held by BRSEC Co-Investment and BRSEC Co-Investment II; and (iv) grants preemptive rights on certain issuances of the equity interests of H&E Holdings. The securityholders agreement will terminate upon a sale of H&E Holdings approved by the holders of a majority of the then-outstanding common equity interests held by BRS Co-Investment and BRSEC Co-Investment II.

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

Other Related Party Transactions

        John M. Engquist, our Chief Executive Officer and President, and his sister, Kristan Engquist Dunne, each have a 16.6% ownership interest in a joint venture, from which we lease our Baton Rouge, Louisiana and Kenner, Louisiana facilities. Mr. Engquist's mother beneficially owns 50% of such joint venture. In 2004, we paid the joint venture a total of approximately $329,000 in lease payments.

        Mr. Engquist has a 50% ownership interest in T&J Partnership and J&T Company, from which we lease our Shreveport, Louisiana and Lake Charles, Louisiana facilities. Mr. Engquist's mother beneficially owns the other 50% of such entities. In 2004, we paid such entities a total of approximately $207,000 in lease payments. In January 2005, J&T Company sold the Lake Charles, Louisiana parcel to an unaffiliated third party.

        Mr. Engquist and his wife each hold a 50% ownership interest in John Engquist LLC, from which we lease our Alexandria, Louisiana facility. In 2004, we paid such entity a total of approximately $53,000 in lease payments.

        We charter an aircraft from Gulf Wide Aviation, in which Mr. Engquist and his mother each have a 50% ownership interest. We pay an hourly rate to Gulf Wide Aviation for the use of the aircraft by various members of our management. In addition, a portion of one pilot's salary is paid by us. In 2004, our payments in respect of charter costs to Gulf Wide Aviation and salary to the pilot totaled approximately $273,000.

        Mr. Engquist has a 25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. ("Perkins-McKenzie"), an insurance brokerage. Perkins-McKenzie brokers a substantial portion of our liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as commission a portion of the premiums we paid to our insurance provider in 2004.

        We purchase products and services from, and sell products and services to a company, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In 2004, our purchases totaled approximately $129,000 and our sales totaled approximately $64,000.

        Don M. Wheeler, an equity holder, has an ownership interest and controls Silverado Investments, Wheeler Investments and WG LLC, from which we lease our Salt Lake City, Utah, Colorado Springs, Colorado, Phoenix, Arizona, Tucson, Arizona and Denver, Colorado facilities. In 2004, our lease payments to such entities totaled approximately $1,358,000.

        Dale W. Roesener, Vice President, Fleet Management, has a 47.6% ownership interest in Aero SRD LLC, from which we lease our Las Vegas, Nevada facility. In 2004, our lease payments to such entity totaled approximately $489,000.

        In connection with the recapitalization of H&E in 1999, we entered into a $3.0 million consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs (including John M. Engquist). Due to Mr. Engquist's passing away during 2003, he will not be providing any further consulting services. Therefore, we recorded a $1.3 million during 2003 for the present value of the remaining future payments. As of December 31, 2004, the balance for this obligation amounted to $1,062,000.

        We expensed $612,000 and $363,000 in 2004 to the deferred compensation accounts of Gary W. Bagley, our Chairman, and Kenneth R. Sharp, Jr., an executive officer, respectively.

        Mr. Engquist's son is one of our employees and received compensation of approximately $83,000 in 2004.

        Bradley W. Barber's brother is one of our employees and received compensation of approximately $63,000 in 2004.

Item 14.    Principal Accountant Fees and Services

        In October 2004, the Company dismissed KPMG LLP ("KPMG") as its principal independent auditors and appointed BDO Seidman LLP ("BDO") to serve as the Company's independent auditors for the current fiscal year, which ends on December 31, 2004.

        Accordingly, the aggregate fees incurred by the Company during the years ended December 31, 2004 and 2003 by its principal accounting firm BDO Seidman, LLP in 2004 and KPMG LLP in 2004 and 2003 are set forth below. The Audit Committee of the Company's Board of Directors has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence. All services performed by the independent auditors have been approved by the Audit Committee of the Board of Directors prior to performance.

	2004	2003
BDO
Audit fees(1)	$932,291	$—
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
KPMG
Audit fees(1)	474,433	556,645
Audit related fees(2)	5,500	15,700
Tax fees(3)	16,560	140,075
All other fees(4)	—	—

Total aggregate fees billed	$1,428,784	$712,420

(1)
Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by BDO Seidman, LLP and KPMG LLP for the audit of the Company's annual financial statements, review of financial statements included in Form 10-Q, re-audit of 2002 and 2003 annual financial statements by BDO Seidman, LLP and for services that are normally provided by BDO Seidman, LLP and KPMG LLP in connection with statutory or regulatory filings or engagements for those fiscal years.

(2)
Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by BDO Seidman, LLP and KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements. Services in this category include the 2002 employee benefit plan audit.

(3)
Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by BDO Seidman, LLP and KPMG LLP for tax compliance, tax advice, and tax planning.

(4)
There were no other fees billed in each of the last two fiscal years for services rendered by BDO Seidman, LLP and KPMG LLP.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

  (b)
  Exhibits:

3.2	Amended and Restated Articles of Organization of Gulf Wide Industries, L.L.C. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.3	Amended Articles of Organization of Gulf Wide Industries, L.L.C., Changing Its Name To H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.4	Amended and Restated Operating Agreement of H&E Equipment Services L.L.C. (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.5	Certificate of Incorporation of H&E Finance Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.6	Certificate of Incorporation of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.7	Articles of Incorporation of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.8	Articles of Amendment to Articles of Incorporation of Williams Bros. Construction, Inc. Changing its Name to GNE Investments, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.10	Bylaws of H&E Finance Corp. (incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.11	Bylaws of Great Northern Equipment, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
3.12	Bylaws of Williams Bros. Construction, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
4.1	Indenture, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and The Bank of New York, dated as of June 17, 2002 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
4.2	Registration Rights Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated as of June 17, 2002 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.1	Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation, and the Lenders party thereto dated as of June 17, 2002 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.1a	Amendment No. 1 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of H&E Equipment Services L.L.C. for the quarter ended March 31, 2003 (File No. 333-99587), filed November 14, 2003).
10.1b	Amendment No. 2 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of May 14, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of H&E Equipment Services L.L.C. for the quarter ended September 30, 2003 (File No. 333-99587), filed November 14, 2003).

10.1c	Amendment No. 3 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Corporation and the Lenders party thereto dated as of February 10, 2004 (incorporated by reference to Exhibit 10.1(c) to Current Report on Form 8-K of H&E Equipment Services L.L.C. File No. 333-99587 filed February 11, 2004).
10.1d	Amendment No. 4 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of October 26, 2004.*
10.1e	Amendment No. 5 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party thereto dated as of January 13, 2005.*
10.1f	Amendment No. 6 to Credit Agreement among H&E Equipment Services L.L.C., Great Northern Equipment, Inc., H&E Holdings, L.L.C, GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party, thereto dated as of March 11, 2005, (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of H&E Equipment Services L.L.C. (File No. 333-99587), filed March 14, 2005).
10.1g	Amendment No. 7 to Credit Agreement among H&E Equipment Services L.L.C, Great Northern Equipment, Inc., H&E Holdings, L.L.C., GNE Investments, Inc., H&E Finance Corp., General Electric Capital Corporation and the Lenders party, thereto dated as of March 29, 2005.*
10.2	Contribution Agreement and Plan of Reorganization, dated as of June 14, 2002, by and among H&E Holdings, L.L.C., BRSEC Co-Investment II, LLC (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.3	Securityholders Agreement, dated as of June 17, 2002, by and among H&E Holdings L.L.C., BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC, certain members of management and other members of H&E Holdings L.L.C. (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.4	Registration Rights Agreement, dated as of June 17, 2002, by and among H&E Holdings L.L.C., BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC, certain members of management and other members of H&E Holdings L.L.C. (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.7	First Amended and Restated Management Agreement, dated as of June 17, 2002, Bruckmann, Rosser, Sherrill & Co., Inc., Bruckmann, Rosser, Sherrill & Co., L.L.C., H&E Holdings L.L.C. and H&E Equipment Services, L.L.C. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.8	Employment Agreement, dated as of June 29, 1999, by and between Gulf Wide Industries, L.L.C., and John M. Engquist (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.9	First Amendment to the Employment Agreement, dated as of August 10, 2001, by and among Gulf Wide Industries, L.L.C. and John M. Engquist (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.14	Employment Agreement, dated as of February 4, 1998, by and between ICM Equipment Company L.L.C. and Kenneth R. Sharp, Jr. (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.15	First Amendment to the Employment Agreement, dated as of May 26, 1999, between ICM Equipment Company L.L.C. and Kenneth R. Sharp, Jr. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.16	Second Amendment to the Employment Agreement, dated as of December 6, 1999, between ICM Equipment Company L.L.C. and Kenneth Sharp, Jr. (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).

10.17	Third Amendment to the Employment Agreement, dated as of June 14, 2002, between ICM Equipment Company L.L.C. and Kenneth Sharp, Jr. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.18	Deferred Compensation Agreement made and entered into as of June 17, 2002, by and between Gary Bagley and H&E Holdings L.L.C. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.19	Deferred Compensation Agreement made and entered into as of June 17, 2002, by and between Kenneth Sharp, Jr. and H&E Holdings, L.L.C. (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.20	Consulting and Noncompetition Agreement, dated as of June 29, 1999, between Head & Engquist Equipment, L.L.C. and Thomas R. Engquist (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.21	Purchase Agreement by and among H&E Equipment Services L.L.C., H&E Finance Corp., the guarantors party thereto and Credit Suisse First Boston Corporation, dated June 3, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99587), filed September 13, 2002).
10.21a	Purchase Agreement, among H&E Equipment Services L.L.C., H&E Finance Corp., H&E Holdings L.L.C., the guarantors party thereto and Credit Suisse First Boston Corporation, Inc. dated June 17, 2002 (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.22	Investor Rights Agreement by and among H&E Holdings, L.L.C., BRSEC Co-Investment, LLC, BRSEC Co-Investment II, LLC and Credit Suisse First Boston Corporation, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-4 of H&E Equipment Services L.L.C. (File No. 333-99589), filed September 13, 2002).
10.24	Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.25	Pledge Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.26	Trademark Security Agreement, dated June 17, 2002, between H&E Equipment Services L.L.C. and The Bank of New York (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.27	Security Agreement, dated June 17, 2002, between H&E Finance Corp. and The Bank of New York (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.28	Security Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.29	Pledge Agreement, dated June 17, 2002, between GNE Investments, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.30	Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.31	Trademark Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).

10.32	Patent Security Agreement, dated June 17, 2002, between Great Northern Equipment, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K of H&E Equipment Services L.L.C. for the year ended December 31, 2002 (File No. 333-99587), filed April 14, 2003).
10.33	Severance and Consulting Agreement, dated March 1, 2004, between H&E Equipment Services, L.L.C. and Robert W. Hepler.*
10.34	Consulting and Non-competition Agreement, dated July 31, 2004, between H&E Equipment Services, L.L.C. and Gary W. Bagley.*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors
H&E Equipment Services L.L.C.:

        We have audited the accompanying consolidated balance sheets of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, members' deficit and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedule listed in Item 15(a)(2) of the Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H&E Equipment Services L.L.C. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein.

        As discussed in Note 20 to the consolidated financial statements the fiscal 2003 and 2002 financial statements have been restated to correct errors in the accounting for deferred taxes in connection with the Company's combination with ICM Equipment Company on June 17, 2002.

/s/ BDO Seidman, LLP

Dallas, Texas
September 28, 2005

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

(Dollars in thousands)

	2004	2003 (restated)
Assets
Cash	$3,358	$3,891
Receivables, net of allowance for doubtful accounts of $2,732 and $3,188, respectively	68,902	62,615
Inventories, net of reserve for obsolescence of $1,490 and $1,235, respectively	56,811	44,078
Prepaid expenses and other assets	1,044	2,521
Rental equipment, net of accumulated depreciation of $124,411 and $114,014, respectively	243,630	261,154
Property and equipment, net of accumulated depreciation and amortization of $17,674 and $13,942, respectively	16,101	15,327
Deferred financing costs, net of accumulated amortization of $5,092 and $2,751, respectively	10,251	11,235
Goodwill, net	8,572	8,572

Total assets	$408,669	$409,393

Liabilities and Members' Deficit
Liabilities:
Amount due on senior secured credit facility	$55,293	$43,958
Accounts payable	92,592	91,446
Accrued expenses payable and other liabilities	20,919	15,901
Accrued loss from litigation	17,434	17,434
Related party obligation	1,062	1,235
Notes payable	727	1,063
Senior secured notes, net of discount	198,761	198,660
Senior subordinated notes, net of discount	43,491	43,010
Capital lease obligations	1,120	5,351
Deferred compensation payable	10,570	10,898

Total liabilities	441,969	428,956

Commitments and contingent liabilities (see note 14 of Consolidated Financial Statements)
Members' deficit	(33,300)	(19,563)

Total liabilities and members' deficit	$408,669	$409,393

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 (RESTATED) AND 2002 (RESTATED)

(Dollars in thousands)

	2004	2003 (Restated)	2002 (Restated)
Revenues:
Equipment rentals	$160,342	$153,851	$136,624
New equipment sales	116,907	81,692	72,143
Used equipment sales	84,999	70,926	52,487
Parts sales	58,014	53,658	47,218
Service revenue	33,696	33,349	27,755
Other	24,214	20,510	14,778

Total revenues	478,172	413,986	351,005

Cost of Revenues:
Rental depreciation	49,590	55,244	46,627
Rental expense	50,666	49,696	37,706
New equipment sales	104,111	73,228	65,305
Used equipment sales	67,906	58,145	43,776
Parts sales	41,500	39,086	34,011
Service revenue	12,865	13,043	11,438
Other	28,246	26,433	19,774

Total cost of revenues	354,884	314,875	258,637

Gross profit	123,288	99,111	92,368
Selling, general and administrative expenses	97,525	93,054	78,352
Loss from litigation	—	17,434	—
Related party expense	—	1,275	—
Gain on sale of property and equipment	207	80	59

Income (loss) from operations	25,970	(12,572)	14,075

Other income (expense):
Interest expense	(39,856)	(39,394)	(28,955)
Other, net	149	221	372

Total other expense, net	(39,707)	(39,173)	(28,583)

Loss before income taxes	(13,737)	(51,745)	(14,508)
Income tax provision (benefit)	—	(5,694)	(6,287)

Net loss	$(13,737)	$(46,051)	$(8,221)

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 (RESTATED) AND 2002 (RESTATED)

(Dollars in thousands)

	Series A Senior Preferred	Junior Preferred	Class A Common	Class B Common	Additional Paid-in Capital	Accumulated Deficit	Member's Interest	Total Members' Equity (Deficit)
January 1, 2002 (as previously reported)	$1,235	$5,000	$1,152	$1,152	$50,090	$(76,546)	$—	$(17,917)
Prior period adjustment						(2,790)		(2,790)
Net loss—January 1, 2002
to June 17, 2002	—	—	—	—	—	(2,365)	—	(2,365)
Accretion of liquidation value on Preferred Units outside of equity through June 17, 2002	—	—	—	—	—	(1,009)	—	(1,009)
Members' equity issued with Senior Subordinated Notes at June 17, 2002	—	—	—	—	—	—	7,600	7,600
Conversion of Senior Exchangeable Preferred Units at June 17, 2002	—	—	—	—	—	—	10,652	10,652
Conversion of Senior Subordinated Preferred Units at June 17, 2002	—	—	—	—	—	—	38,173	38,173
Conversion of series A Senior Preferred, Junior Preferred, Class A Common, Class B Common, Additional Paid-in Capital and accumulated deficit to members' interest at June 17, 2002	(1,235)	(5,000)	(1,152)	(1,152)	(50,090)	82,710	(24,081)	—
Net loss—June 17, 2002 to December 31, 2002	—	—	—	—	—	—	(5,856)	(5,856)

December 31, 2002 (restated)	—	—	—	—	—	—	26,488	26,488
Net loss	—	—	—	—	—	—	(46,051)	(46,051)

December 31, 2003 (restated)	—	—	—	—	—	—	(19,563)	(19,563)
Net loss	—	—	—	—	—	—	(13,737)	(13,737)

December 31, 2004	$—	$—	$—	$—	$—	$—	$(33,300)	$(33,300)

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 (RESTATED) AND 2002 (RESTATED)

(Dollars in thousands)

	2004	2003 (Restated)	2002 (Restated)
Cash flows from operating activities:
Net loss	$(13,737)	$(46,051)	$(8,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	3,642	3,915	3,032
Depreciation on rental equipment	49,590	55,244	46,627
Amortization of other intangible assets	295	—	—
Amortization of loan discounts and deferred financing costs	2,627	2,394	1,091
Provision for losses on accounts receivable	1,395	1,269	1,517
Provision for obsolescence	240	612	121
Gain on sale of property and equipment	(207)	(80)	(59)
Gain on sale of rental equipment	(15,230)	(11,161)	(5,876)
Deferred income taxes	—	(5,717)	(6,322)
Changes in operating assets and liabilities, net of business combination:
Receivables, net	(7,682)	1,261	(3,145)
Inventories, net	(22,263)	(4,980)	(15,988)
Prepaid expenses and other assets	1,477	(576)	1,433
Accounts payable	1,146	233	9,159
Accrued expenses payable and other liabilities	4,674	4,882	1,460
Accrued loss from litigation	—	17,434	—
Deferred compensation payable	(328)	665	490

Net cash provided by operating activities	5,639	19,344	25,319

Cash flows from investing activities:
Purchases of property and equipment	(4,558)	(2,483)	(3,821)
Purchases of rental equipment	(72,940)	(30,588)	(52,369)
Proceeds from sale of property and equipment	349	2,700	115
Proceeds from sale of rental equipment	65,396	51,279	33,738
Cash acquired in ICM business combination	—	—	3,643

Net cash (used in) provided by investing activities	(11,753)	20,908	(18,694)

Cash flows from financing activities:
Net proceeds from issuance of senior secured notes	—	—	198,526
Net proceeds from issuance of senior subordinated notes	—	—	50,009
Payments of amounts due to members	—	—	(13,347)
Payment of deferred financing costs	(887)	(1,089)	(13,466)
Borrowings on senior secured credit facility	479,756	385,504	436,081
Payments on senior secured credit facitily	(468,421)	(418,270)	(658,489)
Payments of related party obligation	(300)	(75)	—
Principal payments on notes payable	(336)	(339)	(2,022)
Payments of capital lease obligations	(4,231)	(5,490)	(4,841)

Net cash provided by (used in) financing activities	5,581	(39,759)	(7,549)

Net increase (decrease) in cash	(533)	493	(924)
Cash, beginning of year	3,891	3,398	4,322

Cash, end of year	$3,358	$3,891	$3,398

The accompanying notes are an integral part of these consolidated statements.

	2004	2003 (Restated)	2002 (Restated)
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Assets transferred from new and used inventory to rental fleet	$9,292	$8,852	$11,602
Members' equity issued with the senior subordinated notes	—	—	7,600
Rental equipment financed under capital lease obligations	—	—	4,182
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$33,648	$35,160	$22,295
Income taxes	19	98	6

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

        As of December 31, 2004 and 2003, the Company had $51.2 million and $51.8 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

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

        During the first quarter of 2004, the Company entered into a twelve month non-competition agreement with a former vice-president. Accordingly, the Company recorded a $0.3 million intangible asset and accrued liability. The intangible asset was valued at the present value of the future payments discounted at the Company's weighted average cost over the term of the agreement and is being amortized using the straight-line method over the term of the agreement.

        During the third quarter of 2004, the Company entered into a three year non-competition agreement with a former officer. Accordingly, the Company recorded a $0.1 million intangible asset and accrued liability. The intangible asset was valued at the present value of the future payments discounted at the Company's weighted average cost over the term of the agreement and is being amortized using the straight-line method over the term of the agreement.

The accompanying notes are an integral part of these consolidated statements.

H&E EQUIPMENT SERVICES L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share amounts)

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

Nature of Operations

        As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment, (2) cranes, (3) earthmoving equipment, and (4) industrial lift trucks. By providing equipment sales, rental, on-site parts, and repair and maintenance functions under one roof, we are a one-stop provider for our customers' varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of H&E Equipment Services and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories

        New and used equipment is stated at the lower of cost or market, with cost determined by specific-identification. Parts and supplies are stated at the lower of the average cost or market.

Rental Equipment

        Rental equipment purchased by the Company is stated at cost and is depreciated over the estimated useful lives of the equipment using the straight-line method. Estimated useful lives vary based upon type of equipment. Generally, the Company depreciates cranes and aerial work platforms over a ten year useful life, earthmoving equipment over a five year useful life with a 25% salvage value, and industrial lift trucks over a seven year useful life. Attachments and other smaller type equipment are fully depreciated over a three year life.

        Ordinary repair and maintenance costs and property taxes are charged to operations as incurred. Expenditures for additions or improvements that extend the useful life of the asset are capitalized in the period incurred. When rental equipment is sold or disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the Company's consolidated results of operations. Rental fleet is held for sale at all times and is not transferred to inventory held for sale prior to disposal. The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management's opinion, there is no impairment of long lived assets at December 31, 2004.

Property and Equipment

        Property and equipment are recorded at cost and are depreciated over the assets' estimated useful lives using the straight-line method. Ordinary repair and maintenance costs are charged to operations as incurred. The Company periodically reviews the carrying value of its long-lived assets for possible impairment. In management's opinion, there is no impairment of long-lived assets at December 31, 2004. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter. Generally, the Company assigns the following useful lives to these categories:

Category	Estimated Useful Life
Transportation equipment	5 years
Buildings	39 years
Office equipment	5 years
Computer equipment	3 years
Machinery and equipment	7 years

Deferred Financing Costs and Initial Purchasers' Discounts

        Deferred financing costs and initial purchasers' discounts were recorded in 2003 and 2002 in connection with entering into the new senior secured credit facility and issuing senior secured notes and senior subordinated notes (see Note 12). The Company paid a $0.4 million and $0.8 million amendment fee in May 2003 and February 2004, respectively, in connection with amending the senior secured credit facility. The amounts are being amortized over the terms of the related debt, utilizing the effective interest method. The amortization expense of deferred financing costs and initial purchasers' discounts is included with interest expense as an overall cost of the financing. During the years ended December 31, 2004, 2003 and 2002, interest expense related to the amortization of these costs totaled $2,627, $2,394 and $1,091, respectively.

Goodwill

        Goodwill recorded in the accompanying consolidated balance sheets was $8.6 million. The goodwill was established in connection with two separate acquisitions in 1999 and 2002. Prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002, $3.2 million of goodwill recorded as a result of the 1999 acquisition was being amortized over 40 years.

        The Company adopted the provisions of SFAS No. 142, effective January 1, 2002. The provisions of SFAS No. 142 eliminate the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives and require such assets to be tested for impairment annually and to be written down to fair value, if necessary. Accordingly, the Company does not have goodwill amortization subsequent to December 31, 2001.

        The Company made an assessment of its goodwill for impairment during the year ended December 31, 2004 in accordance with SFAS No. 142. Based on the assessment, the Company was not required to adjust the carrying value of its goodwill.

Advertising

        Advertising costs are expensed as incurred and totaled $1,024, $1,046, and $993 for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal Costs

        Legal costs are expensed as incurred. A significant portion of our legal costs are associated with the litigation as described in Note 14.

Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues.

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

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated balance sheets for accounts receivable, accounts payable, accrued liabilities, and deferred compensation payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of the amended senior secured credit facility approximates fair value due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company's notes payable, senior secured and senior subordinated notes payable at December 31, 2004 and 2003 are as follows (in thousands):

	December 31, 2004
	Carrying Amount	Fair Value
Cash and cash equivalents	$3,358	$3,358
Senior secured notes with interest computed at 11 1/8%	198,761	220,000
Senior subordinated notes with interest computed at 12 1/2%	43,491	51,940
Notes payable to financial institution with interest computed at 4 1/4%	654	516
Notes payable to suppliers with interest computed at 2.9%	55	50
Notes payable to finance companies with interest rates ranging from 9 1/2% to 10 1/2%	18	17

	$246,337	$275,881

	December 31, 2003
	Carrying Amount	Fair Value
Cash and cash equivalents	$3,891	$3,891
Senior secured notes with interest computed at 11 1/8%	198,660	201,000
Senior subordinated notes with interest computed at 12 1/2%	43,010	44,520
Notes payable to financial institution with interest computed at 4 1/4%	838	655
Notes payable to suppliers with interest computed at 2.9%	175	161
Notes payable to finance companies with interest rates ranging from 9 1/2% to 10 1/2%	50	46

	$246,624	$250,273

Concentrations of Credit and Supplier Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents consist primarily of money market accounts which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. Credit risk with respect to trade accounts receivable is mitigated by the large number of geographically diverse customers and the Company's credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics' liens are filed and personal guarantees are signed to protect the Company's interests. The Company maintains reserves for potential losses.

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

        The Company purchases a significant amount of equipment from the same manufacturers with whom it has distribution agreements. The Company believes that while there are alternative sources of supply for the equipment it purchases in each of the principal product categories, termination of one or more of our relationships with any of its major suppliers of equipment could have a material adverse effect on the Company's business, financial condition or results of operation if it is unable to obtain adequate or timely rental and sales equipment.

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

Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year consolidated financial statements. See Note 20 for further discussion of reclassifications.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Historically, we have not used share-based compensation schemes for compensating our employees. Therefore, the adoption of SFAS No. 123(R) is not expected to have any impact on our reported results of operations upon adoption. However, should we determine to employ share-based compensation schemes in the future, SFAS No. 123(R) would have a currently indeterminate impact on us.

        In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces APB Opinion No. 20. "Accounting Changes" and FASB Statement No. 3. "Reporting Accounting Charges in Interim Financial Statements," SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company has incorporated the provisions of SFAS 154 in the presentation of our December 31, 2004 financial statements.

(3)    Reorganization and Acquisition of ICM Equipment Company L.L.C.

        On June 17, 2002, the equity holders of H&E Equipment Services L.L.C. (formerly Gulf Wide Industries L.L.C.) and ICM Equipment Company L.L.C. (ICM) formed H&E Holdings by executing a Limited Liability Company Agreement of H&E Holdings and by contributing to H&E Holdings all of the outstanding equity securities and certain outstanding subordinated debt of the two companies to the members of H&E Holdings in exchange for certain equity securities of H&E Holdings. H&E Holdings issued cancellation certificates for the previously issued outstanding shares. Pursuant to a Contribution Agreement and Plan of Reorganization, H&E Holdings contributed all of the outstanding equity securities of ICM to H&E Equipment Services, merging ICM out of existence.

        Pursuant to the Contribution Agreement and Plan of Reorganization, H&E Holdings issued a series of preferred and common units in exchange for all the outstanding stock of ICM. The acquisition was based upon a strategic plan to achieve market penetration in contiguous territories. In addition, the combined companies incurred significant operating synergies. The acquisition was accounted for under the purchase method of accounting. H&E Equipment Services was considered the acquirer for accounting purposes. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their fair values at the date of acquisition. The operating results of ICM have been included in the accompanying consolidated financial statements from the date of the acquisition.

        The following table summarizes the fair value of assets acquired and liabilities assumed as allocated in purchase accounting (in thousands):

Fair value of assets acquired:
Cash	$3,643
Accounts receivable	27,020
Inventories	12,082
Rental equipment	131,894
Property and equipment	5,201
Deferred tax assets	1,512
Other assets	1,062
Goodwill	5,367

$187,781

Fair value of liabilities assumed:
Outstanding borrowings on senior secured credit facility	$117,493
Accounts payable and accrued liabilities	50,092
Amounts due to members	10,147
Deferred compensation payable	9,743
Capital lease obligations	306

$187,781

        The consolidated results of operations data shown below is presented on an unaudited pro forma basis and represents the results of H&E Equipment Services had the business combination occurred at the beginning of 2002 (in thousands):

Year Ended December 31, 2002
Revenues	$431,721
Net loss	$(18,597)

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

(4)    Receivables

        Receivables consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Trade receivables	$68,704	$62,039
Unbilled rental revenue	2,628	2,756
Income tax receivables	218	149
Advances to employees	21	115
Affiliated companies	63	295
Sales-type leases	—	397
Other	—	52

	71,634	65,803
Less allowance for doubtful accounts	(2,732)	(3,188)

	$68,902	$62,615

(5)    Inventories

        Inventories consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
New equipment	$33,598	$20,517
Used equipment	6,331	8,574
Parts, supplies and other	16,882	14,987

	$56,811	$44,078

        As of December 31, 2004, the Company had reserves for inventory obsolescence totalling $1,490.

(6)    Property and Equipment

        Property and equipment consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Land	$1,331	$1,334
Transportation equipment	11,780	9,913
Building and leasehold improvements	8,295	8,250
Office and computer equipment	7,528	6,271
Machinery and equipment	4,841	3,501

	33,775	29,269
Less accumulated depreciation and amortization	(17,674)	(13,942)

	$16,101	$15,327

(7)    Accounts Payable

        Accounts payable consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Trade accounts payable	$41,393	$39,677
Manufacturer flooring plans payable	51,199	51,769

	$92,592	$91,446

        Manufacturer flooring plans payable are financing arrangements for inventory and rental equipment. The interest paid on the manufacturer flooring plans ranges between zero percent and Prime Interest Rate plus 6.9 percent. Certain manufacturer flooring plans provide for a one to twelve-month reduced interest rate term or a deferred payment period. The Company makes payments in accordance with the original terms of the financing agreements. However, the Company routinely sells equipment that is financed under manufacturer flooring plans prior to the original maturity date of the financing agreement. The payable is paid at the time equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed.

        Maturities (based on original financing terms) of the manufacturer flooring plans payable as of December 31, 2004 for each of the next five years ending December 31 are as follows (in thousands):

2005	12,648
2006	12,600
2007	7,556
2008	14,452
2009	1,447
Thereafter	2,496

$51,199

(8)    Accrued Expenses Payable and Other Liabilities

        Accrued expenses payable and other liabilities consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Payroll and related liabilities	$6,788	$7,129
Sales, use and property taxes	3,969	2,824
Accrued interest	3,088	1,862
Accrued insurance	2,532	1,560
Deferred revenue	2,139	1,616
Other	2,403	910

	$20,919	$15,901

(9)    Notes Payable

        A summary of notes payable as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Notes payable to a financial institution maturing through 2008.
Payable in monthly installments of approximately $19. Interest is at 4.25%. Notes are collateralized by real estate.	$654	$838
Notes payable to suppliers maturing through 2005.
Payable in monthly installments of approximately $11. Interest is at 2.9%. Notes are collateralized by equipment.	55	175
Notes payable to finance companies maturing through 2006.
Payable in monthly installments of approximately $3. Interest ranges from 9.5% to 10.5%. Notes are collateralized by equipment.	18	50

	$727	$1,063

        Maturities of notes payable as of December 31, 2004 for each of the next four years ending December 31, are as follows (in thousands):

2005	265
2006	184
2007	181
2008	97

$727

(10)    Convertible and Preferred Securities

Senior Exchangeable Preferred Units

        In connection with a recapitalization completed in 2001, Bruckmann, Rosser, Sherrill & Co. L.P. (BRS) purchased for $10.0 million in cash 10,000 units of $1,000 par value Senior Exchangeable

Preferred Units. These units included a 10% liquidation value compounded semi-annually from their issuance date. The liquidation value was to include the par value plus any accreted value to be paid. At any time prior to July 31, 2006, the holders of the Senior Exchangeable Preferred Units could have exchanged any part of the liquidation value of these units into a senior subordinated promissory note of either the Company or its subsidiary, at the election of the holder. The difference between the carrying value and liquidation value was accreted through periodic charges to accumulated deficit.

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

(11)    Capital Lease Obligations

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

        Following is a summary of assets held under capital leases at December 31, 2004 and 2003 (in thousands):

	2004	2003
Rental equipment	$4,182	$18,879
Less accumulated amortization	(1,471)	(5,308)

	$2,711	$13,571

        Future minimum lease payments under capital leases as of December 31, 2004 are as follows (in thousands):

Total minimum lease payments for 2005	$1,401
Less amount representing interest	(281)

Total present value of future minimum payments with interest at 9.5%	$1,120

(12)    Senior Secured Notes, Senior Subordinated Notes and Senior Secured Credit Facility

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

Senior Secured Notes

        On June 17, 2002, the Company issued $200.0 million aggregate principal amount of 11 1/8% Senior Secured Notes due 2012. The following table reconciles the $200.0 million Senior Secured Notes to the balance (in thousands):

	2004	2003
Aggregate principal amount issued	$200,000	$200,000
Initial purchasers' discount	(1,474)	(1,474)
Initial purchasers' discount amortization (June 17, 2002 through December 31, 2004)	235	134

Senior Secured Notes balance at December 31, 2004	$198,761	$198,660

        The net proceeds from the sale of the notes were approximately $190.7 million (after deducting the initial purchasers' discount and related financing costs). Interest on the notes is paid semi-annually on June 15 and December 15 of each year, commencing on December 15, 2002. The notes mature on June 15, 2012 and are guaranteed by the Company's domestic subsidiaries (see Note 21). The notes are secured by junior security interests in substantially all of the assets of H&E Equipment Services. The Company, at its option, may redeem the notes on or after June 15, 2007, at specified redemption prices, which range from 105.563% in 2007 to 100.0% in 2010 and thereafter. In addition, at any time on or prior to June 15, 2005, the Company may redeem up to 35% of the outstanding notes at a redemption price of 111.125% with the net proceeds of certain equity offerings. The indenture governing the notes contains certain restrictive covenants including limitations on (i) additional indebtedness; (ii) restricted payments; (iii) liens and guarantees; (iv) dividends and other payments; (v) preferred stock of subsidiaries; (vi) transactions with affiliates; (vii) sale and leaseback transactions; and (viii) the Company's ability to consolidate, merge or sell all or substantially all of its assets.

Senior Subordinated Notes

        On June 17, 2002, the Company issued $53.0 million aggregate principal amount of 12 1/2% Senior Subordinated Notes due 2013. The following table reconciles the $53.0 million Senior Subordinated Notes to the balance (in thousands):

	2004	2003
Aggregate principal amount issued	$53,000	$53,000
Initial purchasers' discount	(10,591)	(10,591)
Initial purchasers' discount amortization (June 17, 2002 through December 31, 2004)	1,082	601

Senior Subordinated Notes balance at December 31, 2004	$43,491	$43,010

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

        Also in connection with the issuances of the senior secured notes and the senior subordinated notes, the Company recorded original issue discounts of $1.5 million and $3.0 million, respectively. Additionally, $7.6 million of value was allocated to the H&E Holdings' limited liability company interests issued as part of the offering of the senior subordinated notes. The value allocated to these interests has been accounted for as additional original issue discount. The value allocated to the limited liability interests was based on an estimate of the relative fair values of these interests and the senior subordinated notes at the date of issuance. The original issue discounts are being amortized to interest expense over the lives of the respective notes using the effective interest rate method.

Senior Secured Credit Facility

        In accordance with the amended senior secured credit facility, the Company may borrow up to $150 million depending upon the availability of borrowing base collateral consisting of eligible trade receivables, inventories, property and equipment, and other assets. The amended senior secured credit facility bears interest at LIBOR plus 300 basis points and matures February 10, 2009. The credit facility is senior to all other outstanding debt, secured by substantially all the assets of the Company, and is guaranteed by the Company's domestic subsidiaries (see Note 21). The balance outstanding on the amended senior secured credit facility as of December 31, 2004 was approximately $55.3 million. Additional borrowings available under the terms of the amended senior secured credit facility as of December 31, 2004, taking into account the standby letters of credit outstanding, totaled $67.6 million based on the borrowing base collateral value of assets. The average interest rate on outstanding borrowings for the year ended December 31, 2004 was 7.1%.

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

        As a result of the Company recording the estimated loss from litigation (see Note 14), on May 14, 2003, the Company's senior secured credit agreement was amended to modify certain restrictive financial covenants and financial ratios. The credit agreement was amended to:

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

        On February 10, 2004, the Company's senior secured credit agreement was amended to extend the maturity date and to modify certain restrictive financial covenants and financial ratios, providing additional liquidity. Principally, the amendment:

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

        On October 26, 2004, the Company's senior secured credit agreement was further amended to eliminate the requirement to provide separate collateral reports for the Company's wholly-owned subsidiary, Great Northern Equipment, Inc. No amendment fee was paid related to this amendment.

        On January 13, 2005, the Company further amended its senior secured credit agreement to increase the maximum amount of property and equipment capital expenditures from $5.0 million to $8.5 million during any fiscal year. No amendment fee was paid relating to this amendment.

        On March 11, 2005, we amended the senior secured credit agreement dated June 17, 2002, governing our senior secured credit facility. Principally, the amendment:

1.
lowers interest rates according to a pricing grid based upon daily average excess availability for the immediately preceding fiscal month. With daily average excess availability equal to or more than $40 million, the LIBOR margin shall be 2.25% and the Index margin shall be .75%. If availability falls below $40 million and equal to or more than $25 million, the senior secured credit facility bears interest at a LIBOR margin of 2.50% and the Index margin shall be 1.00%. If availability is less than $25 million, the LIBOR margin will be 2.75% and the Index margin shall be 1.25%. We elect interest at either the Index rate plus the applicable revolver Index margin per annum or the applicable LIBOR rate plus the applicable revolver LIBOR margin per each calendar month. The commitment fee equal to .5% per annum in respect to un-drawn commitments remains unchanged;

2.
decreases the block on availability of assets from $30.0 million to $15.0 million based on the total borrowing base assets; and

3.
increases the advance rate on rental fleet assets to 80% of orderly liquidation value as defined in the senior secured credit agreement.

        On March 29, 2005, we also amended the senior secured credit agreement to extend the requirement of the delivery of annual audited financial statements from March 31, 2005 until September 30, 2005. The Company paid no amendment fee relating to this amendment.

        As of August 26, 2005, we were granted a waiver under our senior secured credit agreement, pursuant to which, our lenders have waived our non-compliance with, and the effects of our non-compliance under, various representations and non-financial covenants contained in the senior secured credit agreement affected by the accounting adjustments in connection with the restatement described in "Item 6. Selected Financial Data—Restatement" and the Notes to Consolidated Financial Statements included in "Item 15. Exhibits and Financial Statement Schedules." As a result of the restatement, among other things, we would no longer be able to make the representations under the senior secured credit agreement concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement is not expected to result in our having breached any of the financial covenants in the senior secured credit agreement, the waiver does not waive or modify any such financial covenants. As a result of the waiver, we continue to have full access to our revolving credit facility under the senior secured credit agreement.

        As of December 31, 2004, the Company was in compliance with all covenants associated with its debt.

(13)    Income Taxes

        Income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002, consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2004:
U.S. Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Year ended December 31, 2003:
U.S. Federal	$67	$(5,717)	$(5,650)
State	(44)	—	(44)

	$23	$(5,717)	$(5,694)

Year ended December 31, 2002:
U.S. Federal	$—	$(6,108)	$(6,108)
State	20	(200)	(180)

	$20	$(6,308)	$(6,288)

        Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Accounts receivable	$1,038	$1,212
Inventories	566	469
Net operating losses	52,473	55,227
AMT credit	832	832
Sec 263A costs	629	489
Accrued liabilities	8,906	8,411
Deferred compensation	2,366	2,595
Accrued interest	1,651	1,546
Interest expense-high yield debt	—	1,013
Other assets	520	408

	68,981	72,202
Valuation allowance	(19,099)	(13,456)

	49,882	58,746
Deferred tax liabilities:
Property and equipment	(47,901)	(56,950)
Investments	(1,520)	(1,520)
Goodwill	(461)	(276)

	(49,882)	(58,746)

Net deferred tax assets	$—	$—

        The difference between income taxes computed using statutory federal income tax rates and the effective corporate rates are as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Computed tax at statutory rates	$(4,670)	$(17,593)	$(4,934)
Permanent item	(629)	411	312
State income tax—net of federal tax effect	(594)	(1,446)	(119)
Increase in valuation allowance	5,643	13,456	—
Other	250	(522)	(1,547)

	$—	$(5,694)	$(6,288)

        At December 31, 2004, the Company had available net operating loss carryforwards of approximately $147.2 million, which expire in varying amounts from 2019 through 2023. The Company also had federal alternative minimum tax credit carryforwards at December 31, 2004 of approximately $.8 million which do not expire. The utilization of all or some of these loss carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.

        Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryback and carryforward periods permitted by the current law to allow for the utilization of certain carryforwards and other tax attributes. Therefore, a valuation allowance of $19.1 million has been established to reduce the deferred tax assets as of December 31, 2004.

(14)    Commitments and Contingencies

Operating Leases

        The Company leases certain property and rental equipment under non-cancelable operating lease agreements expiring at various dates through 2018. Rent expense on property and rental equipment under non-cancelable operating lease agreements for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $23,324, $24,343 and $21,023, respectively.

        Future minimum operating lease payments, in the aggregate, existing at December 31, 2004 for each of the next five years ending December 31 are as follows (in thousands):

2005	21,492
2006	16,359
2007	8,220
2008	2,976
2009	1,753
Thereafter	8,211

$59,011

Legal Matters

        In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded a $17.4 million loss in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court's ruling, we issued an irrevocable standby letter of credit for $19.8 million, representing the amount of the judgment plus $2.4 million in anticipated statutory interest (8%) for the twenty-four months while the judgment is being appealed. Going forward, we intend to expense any statutory interest as interest expense in the statement of operations. As of December 31, 2004, we paid a 300 basis point fee on the amount available for issuance. Currently, we pay a 225 basis point fee on the amount available for issuance. Oral arguments took place on March 3, 2005, and the appeal was then submitted for the appellate court's decision. While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

        The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these various matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Employment Contracts

        The Company has entered into employment contracts with various officers and members, which provide for annual payments to the officers and members, subject to their continued employment with the Company. The employment contracts mature on December 31, 2006 and require aggregate annual payments of approximately $500 with bonuses at the discretion of the Board of Directors.

Letters of Credit

        The Company had outstanding letters of credit totaling $27,067 and $24,338 as of December 31, 2004 and 2003, respectively.

(15)    Employee Benefit Plan

        The Company offers its employees participation in a qualified 401(k)/profit-sharing plan which requires the Company to match employee contributions up to predetermined limits for qualified employees as defined by the plan. For the years ended December 31, 2004, 2003 and 2002, the Company contributed $739, $657 and $609, respectively, to this plan.

(16)    Deferred Compensation Plans

        In connection with the acquisition of ICM, the Company assumed nonqualified employee deferred compensation plans under which certain employees had previously elected to defer a portion of their annual compensation. Participants in the plans can no longer defer compensation. Compensation previously deferred under the plans is payable upon the termination, disability or death of the participants. One of the plans accumulates interest each year at a bank's prime rate in effect as of the beginning of January. This rate remains constant throughout the year. The effective rate for the 2004 plan year was 4.0 percent. The aggregate deferred compensation payable (including accrued interest of $1,559) at December 31, 2004 was $2,598. The other plan accumulates interest each year at 8.50%. The aggregate deferred compensation payable (including accrued interest of $265) at December 31, 2004 was $451.

        The Company also assumed, in connection with the acquisition of ICM, a liability for subordinated deferred compensation for certain officers and members of the Company. Compensation deferred is payable in December 2013 and is subordinate to all other debt. Interest is accrued quarterly at a rate of 13 percent per annum. The aggregate deferred compensation payable (including accrued interest of $2,521) at December 31, 2004 was $7,521.

(17)    Related Party Transactions

        John M. Engquist, our Chief Executive Officer and President, has a 16.6% ownership interest in a joint venture, from which we lease our Baton Rouge, Louisiana and Kenner, Louisiana facilities. In 2004, 2003 and 2002, we paid such entity a total of approximately $329, $297, and $397, respectively, in lease payments.

        Mr Engquist has a 50% ownership interest in T&J Partnership and J&T Company, from which we lease our Shreveport, Louisiana and Lake Charles, Louisiana facilities. In 2004, 2003 and 2002, we paid such entities a total of approximately $207, $186 and $171, respectively, in lease payments. In January 2005, J&T Company sold the Lake Charles, Louisiana parcel to an unaffiliated third party.

        Mr. Engquist and his wife, Martha Engquist, each hold a 50% ownership interest in John Engquist LLC, from which we lease our Alexandria, Louisiana facility. In 2004, 2003 and 2002, we paid such entity a total of approximately $53, $48 and $48, respectively, in lease payments.

        We charter an aircraft from Gulf Wide Aviation, in which Mr. Engquist and his mother, Rubye Engquist, each have a 50% ownership interest. We pay an hourly rate to Gulf Wide Aviation for the use of the aircraft by various members of our management. In addition, a portion of one pilot's salary is paid by us. In 2004, 2003 and 2002, our payments in respect of charter costs to Gulf Wide Aviation and salary to the pilot totaled approximately $273, $244 and $294, respectively. The Company had a receivable from the charter aircraft company of approximately $63 and $66 as of December 31, 2004 and 2003, respectively.

        Mr. Engquist has a 25% ownership interest in Perkins-McKenzie Insurance Agency, Inc. ("Perkins-McKenzie"), an insurance brokerage. Perkins-McKenzie brokers a substantial portion of our liability insurance. As the broker, Perkins-McKenzie receives from our insurance provider as a commission a portion of the premiums we paid to our insurance provider in 2002, 2003 and 2004. In 2004, 2003 and 2002, our payments to Perkins-McKenzie totaled approximately $5,531, $5,694 and $3,096, respectively.

        We purchase products and services from, and sell products and services to, B-C Equipment Sales, Inc., in which Mr. Engquist has a 50% ownership interest. In 2004, 2003 and 2002, our purchases totaled approximately $129, $573 and $606, respectively, and our sales totaled approximately $64, $194 and $170, respectively. Amounts owed this equipment company were $9 and $21, and amounts due from this equipment company were $21 and $11 as of December 31, 2004 and 2003, respectively.

        The Company owed companies related through common ownership $7 at December 31, 2003 and 2002. The Company had no sales transactions with these affiliated companies during 2004, 2003 and 2002.

        Don M. Wheeler, an equity holder, has an ownership interest and controls Silverado Investments, Wheeler Investments and WG LLC, from which we lease our Salt Lake City, Utah, Colorado Springs, Colorado, Phoenix, Arizona, Tucson, Arizona and Denver, Colorado facilities. In 2004, 2003 and 2002, our lease payments to such entities totaled approximately $1,358, $1,437 and $1,270, respectively.

        Dale W. Roesener, Vice President, Fleet Management, has a 47.6% ownership interest in Aero SRD LLC, from which we lease our Las Vegas, Nevada facility. In 2004, 2003 and 2002, our lease payments to such entity totaled approximately $489, $519 and $471, respectively.

        In connection with the recapitalization of H&E in 1999, we entered into a $3.0 million consulting and non-competition agreement with Thomas R. Engquist, the father of John M. Engquist, our Chief Executive Officer and President. The agreement provided for total payments over a ten-year term, payable in increments of $25,000 per month. Mr. Engquist was obligated to provide us consulting services and was to comply with the non-competition provision set forth in the Recapitalization Agreement between us and others dated June 19, 1999. The parties specifically acknowledged and agreed that in the event of the death of Mr. Engquist during the term of the agreement, the payments that otherwise would have been payable to Mr. Engquist under the agreement shall be paid to his heirs (including John M. Engquist). Due to Mr. Engquist's passing away during 2003, he will not be providing any further consulting services. Therefore, we recorded a $1.3 million during 2003 for the present value of the remaining future payments. The total amount paid under this agreement was $300 for each of the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004, the balance for this obligation amounted to $1,062.

        The Company had a management agreement with BRS and its affiliates, under which the Company was obligated to pay the lesser of $500 or 1% of earnings before interest, taxes, depreciation and amortization. The total paid for the year ended December 31, 2002 was $670. The management agreement terminated on June 17, 2002.

        In connection with the acquisition of ICM, the Company entered into a management agreement with BRS and its affiliates payable in the lesser of $2 million annually or 1.75% of annual earnings before interest, taxes, depreciation and amortization, excluding operating lease expense, plus all reasonable out-of-pocket expenses. The total amount paid to BRS and its affiliates under the management agreement for the years ended December 31, 2004, 2003 and 2002 was $1,537, $1,549 and $1,085, respectively. The Company had a receivable from BRS and its affiliates of $229 as of December 31, 2003.

        The Company has consulting and noncompetition agreements with two former stockholders of Coastal Equipment, Inc., acquired in 1999, for $1,000, payable in four annual installments of $250 beginning March 1, 2000 and ending March 31, 2003.

        During the years ended December 31, 2004, 2003 and 2002, the Company expensed a combined total of $975, $766, and $360, respectively for interest earned under a deferred compensation plan for Gary W. Bagley, our Chairman, and Kenneth R. Sharp, Jr., an executive officer.

        Mr. Engquist's son is an employee and received compensation of approximately $83 and $64 in 2004 and 2003, respectively.

        Bradley W. Barber's brother is an employee and received compensation of approximately $63 in 2004.

(18)    Segment Information

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

	Years Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
Revenues:
Equipment rentals	$160,342	$153,851	$136,624
New equipment sales	116,907	81,692	72,143
Used equipment sales	84,999	70,926	52,487
Parts sales	58,014	53,658	47,218
Service revenue	33,696	33,349	27,755

Total segmented revenues	453,958	393,476	336,227
Non-segmented revenues	24,214	20,510	14,778

Total revenues	$478,172	$413,986	$351,005

Gross Profit:
Equipment rentals	$60,086	$48,911	$52,291
New equipment sales	12,796	8,464	6,838
Used equipment sales	17,093	12,781	8,711
Parts sales	16,514	14,572	13,207
Service revenue	20,831	20,306	16,317

Total gross profit from revenues	127,320	105,034	97,364
Non-segmented gross profit (loss)	(4,032)	(5,923)	(4,996)

Total gross profit	$123,288	$99,111	$92,368

	Years Ended December 31,
	2004	2003 (Restated)
Segment identified assets:
Equipment sales	$39,928	$29,091
Equipment rentals	243,630	261,154
Parts and service	16,882	14,987

Total segment identified assets	300,441	305,232
Non-segment identified assets	108,229	104,161

Total assets	$408,669	$409,393

The Company operates primarily in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's sales on an overall or segment basis for any of the periods presented.

(19)    Impact of Recent Natural Disaster

        The Company has three facilities located in the area most significantly affected by Hurricane Katrina. None of these facilities were forced to close for any extended period of time, and all of them are currently open and fully operational. While the financial impact of Hurricane Katrina relating to these three facilities is not expected to be material to the Company, the Company remains in the process of assessing the potential overall impact of the hurricane on the Company's business.

(20)    Restatements of Previously Issued Consolidated Financial Statements

        Our previous accountants, KPMG LLP ("KPMG"), refused to give its consent to the inclusion, in our annual report on Form 10-K for 2004, of its audit opinion on our financial statements for fiscal years 2002 and 2003, notwithstanding that KPMG consented to the inclusion of their audit opinions in our prior Forms 10-K for those years. KPMG informed us that it refused to furnish its consent due to a pending lawsuit against KPMG brought by John M. Engquist, our President and Chief Executive Officer. The lawsuit relates to a personal matter between KPMG and Mr. Engquist, and it does not involve in any manner us or our business or financial results or condition. KPMG's refusal to issue its consent is not based on any disagreement on accounting principles or practices, financial statement disclosure, or auditing scope and procedure involving the Company.

        As a result, we asked BDO Seidman LLP to re-audit our 2002 and 2003 annual financial statements and issue new audit opinions thereon. During the re-audits of the Company's consolidated financial statements as of and for the years ended December 31, 2003 and 2002, we discovered errors related to the treatment of deferred taxes in connection with the Company's combination with ICM Equipment Company on June 17, 2002. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors on August 24, 2005, the Company's Board of Directors concluded to restate its previously issued consolidated financial statements as of and for the years ended December 31, 2003 and 2002 to reflect the proper accounting treatment of deferred income taxes.

        In accounting for the business combination on June 17, 2002, the Company incorrectly recognized the deferred tax components related to the tax basis of carryover goodwill acquired in the business combination. Financial Accounting Standard Board No. 109, Accounting for Income Taxes, provides that a deferred tax asset should not be recognized as a result of carryover goodwill in a business combination. As a result, the Company reduced the deferred tax asset of approximately $9.5 million, net of a $17.3 valuation allowance, to $1.5 million.

        The primary effect of the correction discussed above resulted in a change to the original purchase accounting for the business combination. The Company restated its rental equipment and property and equipment to their fair values at the time of the combination and recorded goodwill of $5.4 million. In addition, depreciation expense on rental equipment and property and equipment was restated. The effect of these changes also resulted in the Company's adjustment to its valuation allowance and income tax benefit.

        The Company also made certain reclassifications to prior years' consolidated financial statements unrelated to the restatements discussed above. Primarily, these reclassifications were made to reflect transportation costs associated with field service trucks as other cost of revenues rather than the historical presentation as selling, general and administrative expenses. Following is a summary of the effects of the restatement adjustments and reclassifications on the Company's consolidated statements of operations for the years ended December 31, 2003 and 2002 and the Company's consolidated balance sheet as of December 31, 2003:

	Consolidated Statements of Operations
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Year Ended December 31, 2003:
Other revenues	20,206	—	304	20,510
Total revenues	413,682	—	304	413,986
Rental depreciation	54,931	313	—	55,244
Rental expense	49,345	—	351	49,696
New equipment cost of revenues	74,166	—	(938)	73,228
Used equipment cost of revenues	57,207	—	938	58,145
Other cost of revenues	19,638	—	6,795	26,433
Total cost of revenues	307,416	313	7,146	314,875
Selling, general and administration expenses	99,872	24	(6,842)	93,054
Income from operations	(12,235)	(337)	—	(12,572)
Loss before income taxes	(51,408)	(337)	—	(51,745)
Income tax provision	24	(5,718)	—	(5,694)
Net loss	(51,432)	5,381	—	(46,051)
Year Ended December 31, 2002:
Other revenues	15,473	—	(695)	14,778
Total revenues	351,700	—	(695)	351,005
Rental depreciation	46,471	156	—	46,627
Rental expense	37,408	—	298	37,706
New equipment cost of revenues	66,055	—	(750)	65,305
Used equipment cost of revenues	43,026	—	750	43,776
Other cost of revenues	16,813	—	2,961	19,774
Total cost of revenues	255,222	156	3,259	258,637
Selling, general and administration expenses	82,294	12	(3,954)	78,352
Income from operations	14,243	(168)	—	14,075
Loss before income taxes	(14,340)	(168)	—	(14,508)
Income tax benefit	(1,271)	(5,016)	—	(6,287)
Net loss	(13,069)	4,848	—	(8,221)
	Consolidated Balance Sheet
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
December 31, 2003:
Rental equipment, net of accumulated depreciation	259,282	1,872	—	261,154
Property and equipment, net of accumulated depreciation	15,128	199	—	15,327
Goodwill, net	3,204	5,368	—	8,572
Total assets	401,954	7,439	—	409,393
Members' deficit	(27,002)	7,439	—	(19,563)
Total liabilities and members' deficit	401,954	7,439	—	409,393

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

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	As of December 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Cash	$3,334	$24	$—	$3,358
Receivables, net	66,434	2,468	—	68,902
Inventories, net	52,641	4,170	—	56,811
Prepaid expenses and other assets	1,044	—	—	1,044
Rental equipment, net	231,330	12,300	—	243,630
Property and equipment, net	15,615	486	—	16,101
Deferred financing costs, net	10,251	—	—	10,251
Investment in guarantor subsidiaries	5,238	—	(5,238)	—
Goodwill, net	8,572	—	—	8,572

Total assets	394,459	19,448	(5,238)	408,669

Liabilities and Member's Equity (Deficit):
Amount due on senior secured credit facility	51,822	3,471	—	55,293
Accounts payable	92,592	—	—	92,592
Accrued expenses payable and other liabilities	20,804	115	—	20,919
Intercompany balance	(10,624)	10,624	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,062	—	—	1,062
Notes payable	727	—	—	727
Senior secured notes, net of discount	198,761	—	—	198,761
Senior subordinated notes, net of discount	43,491	—	—	43,491
Capital lease obligations	1,120	—	—	1,120
Deferred compensation payable	10,570	—	—	10,570

Total liabilities	427,759	14,210	—	441,969

Members' equity (deficit)	(33,300)	5,238	(5,238)	(33,300)

Total liabilities and members' equity (deficit)	$394,459	$19,448	$(5,238)	$408,669

	As of December 31, 2003 (Restated)
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Assets:
Cash	$3,868	$23	$—	$3,891
Receivables, net	61,318	1,297	—	62,615
Inventories, net	42,783	1,295	—	44,078
Prepaid expenses and other assets	2,521	—	—	2,521
Rental equipment, net	252,298	8,856	—	261,154
Property and equipment, net	15,071	256	—	15,327
Deferred financing costs, net	11,235	—	—	11,235
Investment in guarantor subsidiaries	4,464	—	(4,464)	—
Goodwill, net	8,572	—	—	8,572

Total assets	$402,130	$11,727	$(4,464)	$409,393

Liabilities and Member's Equity (Deficit):
Amount due on senior secured credit facility	$39,679	$4,279	$—	$43,958
Accounts payable	91,446	—	—	91,446
Accrued expenses payable and other liabilities	15,741	160	—	15,901
Intercompany balance	(2,824)	2,824	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,235	—	—	1,235
Notes payable	1,063	—	—	1,063
Senior secured notes, net of discount	198,660	—	—	198,660
Senior subordinated notes, net of discount	43,010	—	—	43,010
Capital lease obligations	5,351	—	—	5,351
Deferred compensation payable	10,898	—	—	10,898

Total liabilities	421,693	7,263	—	428,956

Members' equity (deficit)	(19,563)	4,464	(4,464)	(19,563)

Total liabilities and members' equity (deficit)	$402,130	$11,727	$(4,464)	$409,393

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$154,333	$6,009	$—	$160,342
New equipment sales	112,790	4,117	—	116,907
Used equipment sales	80,248	4,751	—	84,999
Parts sales	56,331	1,683	—	58,014
Service revenue	32,607	1,089	—	33,696
Other	23,421	793	—	24,214

Total revenues	459,730	18,442	—	478,172

Cost of Revenues:
Rental depreciation	47,650	1,940	—	49,590
Rental expense	49,520	1,146	—	50,666
New equipment sales	100,628	3,483	—	104,111
Used equipment sales	64,384	3,522	—	67,906
Parts sales	40,343	1,157	—	41,500
Service revenue	12,532	333	—	12,865
Other	27,084	1,162	—	28,246

Total cost of revenues	342,141	12,743	—	354,884

Gross Profit:
Equipment rentals	57,163	2,923	—	60,086
New equipment sales	12,162	634	—	12,796
Used equipment sales	15,864	1,229	—	17,093
Parts sales	15,988	526	—	16,514
Service revenue	20,075	756	—	20,831
Other	(3,663)	(369)	—	(4,032)

Gross profit	117,589	5,699	—	123,228

Selling, general and administrative expenses	93,499	4,026	—	97,525
Equity in loss of guarantor subsidiaries	774	—	(774)	—
Gain on sale of property and equipment	183	24	—	207

Income (loss) from operations	25,047	1,697	(774)	25,970

Other income (expense):
Interest expense	(38,919)	(937)	—	(39,856)
Other, net	135	14	—	149

Total other expense, net	(38,784)	(923)	—	(39,707)

Loss before income taxes	(13,737)	774	(774)	(13,737)
Income tax provision	—	—	—	—

Net loss	$(13,737)	$774	$(774)	$(13,737)

	Year Ended December 31, 2003 (Restated)
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Revenues:
Equipment rentals	$149,092	$4,759	$—	$153,851
New equipment sales	79,534	2,158	—	81,692
Used equipment sales	66,948	3,978	—	70,926
Parts sales	52,278	1,380	—	53,658
Service revenue	32,479	870	—	33,349
Other	19,940	570	—	20,510

Total revenues	400,271	13,715	—	413,986

Cost of Revenues:
Rental depreciation	53,447	1,797	—	55,244
Rental expense	48,762	934	—	49,696
New equipment sales	71,286	1,942	—	73,228
Used equipment sales	55,219	2,926	—	58,145
Parts sales	38,117	969	—	39,086
Service revenue	12,748	295	—	13,043
Other	25,685	748	—	26,433

Total cost of revenues	305,264	9,611	—	314,875

Gross Profit:
Equipment rentals	46,883	2,028	—	48,911
New equipment sales	8,248	216	—	8,464
Used equipment sales	11,729	1,052	—	12,781
Parts sales	14,161	411	—	14,572
Service revenue	19,731	575	—	20,306
Other	(5,745)	(178)	—	(5,923)

Gross profit	95,007	4,104	—	99,111

Selling, general and administrative expenses	89,379	3,675	—	93,054
Loss from litigation	17,434	—	—	17,434
Related party expense	1,275	—	—	1,275
Equity in loss of guarantor subsidiaries	(377)	—	377	—
Gain on sale of property and equipment	42	38	—	80

Income (loss) from operations	(13,416)	467	377	(12,572)

Other income (expense):
Interest expense	(38,547)	(847)	—	(39,394)
Other, net	218	3	—	221

Total other expense, net	(38,329)	(844)	—	(39,173)

Loss before income taxes	(51,745)	(377)	377	(51,745)
Income tax provision	(5,694)	—	—	(5,694)

Net loss	$(46,051)	$(377)	$377	$(46,051)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$(13,737)	$774	$(774)	$(13,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	3,493	149	—	3,642
Depreciation on rental equipment	46,666	2,924	—	49,590
Amortization of other intangible assets	295	—	—	295
Amortization of loan discounts and deferred financing costs	2,627	—	—	2,627
Provision for losses on accounts receivable	1,341	54	—	1,395
Provision for obsolescence	240	—	—	240
Gain on sale of property and equipment	(183)	(24)	—	(207)
Gain on sale of rental equipment	(14,112)	(1,118)	—	(15,230)
Equity in earnings of guarantor subsidiaries	(774)	—	774	—
Changes in operating assets and liabilities:
Receivables, net	(6,457)	(1,225)	—	(7,682)
Inventories, net	(14,752)	(7,511)	—	(22,263)
Prepaid expenses and other assets	1,477	—	—	1,477
Accounts payable	1,146	—	—	1,146
Accrued expenses payable and other liabilities	4,719	(45)	—	4,674
Intercompany balance	(7,800)	7,800	—	—
Deferred compensation payable	(328)	—	—	(328)

Net cash provided by operating activities	3,861	1,778	—	5,639

Cash flows from investing activities:
Purchases of property and equipment	(4,176)	(382)	—	(4,558)
Purchases of rental equipment	(68,117)	(4,823)	—	(72,940)
Proceeds from sale of property and equipment	322	27	—	349
Proceeds from sale of rental equipment	61,187	4,209	—	65,396

Net cash used in investing activities	(10,784)	(969)	—	(11,753)

Cash flows from financing activities:
Payment of deferred financing costs	(887)	—	—	(887)
Borrowings on senior secured credit facility	479,756	—	—	479,756
Payments on senior secured credit facility	(467,613)	(808)	—	(468,421)
Payment of related party obligation	(300)	—	—	(300)
Principal payments of notes payable	(336)	—	—	(336)
Payments on capital lease obligations	(4,231)	—	—	(4,231)

Net cash provided by (used in) financing activities	6,389	(808)	—	5,581

Net (decrease) increase in cash	(534)	1	—	(533)
Cash, beginning of year	3,868	23		3,891

Cash, end of year	$3,334	$24	$—	$3,358

	Year Ended December 31, 2003 (Restated)
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net loss	$(46,051)	$(377)	$377	$(46,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	3,827	88	—	3,915
Depreciation on rental equipment	53,447	1,797	—	55,244
Amortization of loan discounts and deferred financing costs	2,394	—	—	2,394
Provision for losses on accounts receivable	1,209	60	—	1,269
Provision for obsolescence	612	—	—	612
Provision for deferred taxes	(5,717)	—	—	(5,717)
Gain on sale of property and equipment	(42)	(38)	—	(80)
Gain on sale of rental equipment	(10,200)	(961)	—	(11,161)
Equity in loss of guarantor subsidiaries	377	—	(377)	—
Changes in operating assets and liabilities:
Receivables, net	2,215	(954)	—	1,261
Inventories, net	(4,462)	(518)	—	(4,980)
Prepaid expenses and other assets	(580)	4	—	(576)
Accounts payable	321	(88)	—	233
Accrued expenses payable and other liabilities	4,742	140	—	4,882
Intercompany balance	(5,056)	5,056	—	—
Accrued loss from litigation	17,434	—	—	17,434
Deferred compensation payable	665	—	—	665

Net cash provided by operating activities	15,135	4,209	—	19,344

Cash flows from investing activities:
Purchases of property and equipment	(2,256)	(227)	—	(2,483)
Purchases of rental equipment	(23,890)	(6,698)	—	(30,588)
Proceeds from sale of property and equipment	2,654	46	—	2,700
Proceeds from sale of rental equipment	47,707	3,572	—	51,279

Net cash provided by (used in) investing activities	24,215	(3,307)	—	20,908

Cash flows from financing activities:
Payment of deferred financing costs	(1,089)	—	—	(1,089)
Borrowings on senior secured credit facility	385,504	—	—	385,504
Payments on senior secured credit facility	(417,324)	(946)	—	(418,270)
Payment of related party obligation	(75)	—	—	(75)
Principal payments of notes payable	(339)	—	—	(339)
Payments on capital lease obligations	(5,490)	—	—	(5,490)

Net cash used in financing activities	(38,813)	(946)	—	(39,759)

Net increase (decrease) in cash	537	(44)	—	493
Cash, beginning of year	3,331	67		3,398

Cash, end of year	$3,868	$23	$—	$3,891

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2005.

H&E EQUIPMENT SERVICES L.L.C.
By:	/s/ JOHN M. ENGQUIST John M. Engquist Its: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ JOHN M. ENGQUIST John M. Engquist	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2005
By:	/s/ LESLIE S. MAGEE Leslie S. Magee	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2005
By:	/s/ GARY W. BAGLEY Gary W. Bagley	Chairman and Director	September 28, 2005
By:	/s/ BRUCE C. BRUCKMANN Bruce C. Bruckmann	Director	September 28, 2005
By:	/s/ JOHN T. SAWYER John T. Sawyer	Director	September 28, 2005
By:	/s/ KEITH E. ALESSI Keith E. Alessi	Director	September 28, 2005
By:	/s/ LAWRENCE C. KARLSON Lawrence C. Karlson	Director	September 28, 2005

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries (Deductions)	Impact of Acquisition	Balance at End of Year
Year Ended December 31, 2004
Allowance for doubtful accounts receivable	$3,188	$1,395	$(1,851)	—	$2,732
Allowance for inventory obsolescence	1,235	240	15	—	1,490

	$4,423	$1,635	$(1,836)	$—	$4,222

Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$3,609	$1,269	$(1,690)	$—	$3,188
Allowance for inventory obsolescence	1,139	612	(516)	—	1,235

	$4,748	$1,881	$(2,206)	$—	$4,423

Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$708	$1,517	$(1,524)	$2,908	$3,609
Allowance for inventory obsolescence	533	121	(6)	491	1,139

	$1,241	$1,638	$(1,530)	$3,399	$4,748

See accompanying independent registered public accounting firm.

QuickLinks

TABLE OF CONTENTS
Forward-Looking Statements
PART I
PART II
PART III
Summary Compensation Table
Common Units Beneficial Ownership Table
Voting Preferred Units Beneficial Ownership Table
PART IV
Report of Independent Registered Public Accounting Firm
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003 (RESTATED) (Dollars in thousands)
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 (RESTATED) AND 2002 (RESTATED) (Dollars in thousands)
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 (RESTATED) AND 2002 (RESTATED) (Dollars in thousands)
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 (RESTATED) AND 2002 (RESTATED) (Dollars in thousands)
H&E EQUIPMENT SERVICES L.L.C. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share amounts)
CONDENSED CONSOLIDATING BALANCE SHEET (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in thousands)
SIGNATURES
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Dollars in thousands)