Form 10-Q
period 2005-03-31
H&E EQUIPMENT SERVICES LLC
filed 2005-10-03
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

H&E EQUIPMENT SERVICES L.L.C.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash	$2,886	$3,358
Receivables, net of allowance for doubtful accounts of $2,714 and $2,732, respectively	70,661	68,902
Inventories, net of reserve for obsolescence of $1,485 and $1,490, respectively	65,491	56,811
Prepaid expenses and other assets	3,275	1,044
Rental equipment, net of accumulated depreciation of $123,654 and $124,411, respectively	244,312	243,630
Property and equipment, net of accumulated depreciation of $18,212 and $17,674, respectively	16,539	16,101
Deferred financing costs and other intangible assets, net of accumulated amortization of $5,667 and $5,092, respectively	9,675	10,251
Goodwill, net of accumulated amortization of $758	8,572	8,572

Total assets	$421,411	$408,669

LIABILITIES AND MEMBERS' DEFICIT
Liabilities:
Amount due on senior secured credit facility	$57,087	$55,293
Accounts payable	95,120	92,592
Accrued expenses payable and other liabilities	28,400	20,919
Accrued loss from litigation	17,434	17,434
Related party obligation	1,015	1,062
Notes payable	648	727
Senior secured notes, net of discount	198,788	198,761
Senior subordinated notes, net of discount	43,624	43,491
Capital lease obligations	785	1,120
Deferred compensation payable	10,858	10,570

Total liabilities	453,759	441,969

Members' deficit	(32,348)	(33,300)

Total liabilities and members' deficit	$421,411	$408,669

See notes to consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004 (Restated)
	(In thousands)
Revenues:
Equipment rentals	$40,591	$35,552
New equipment sales	30,298	25,297
Used equipment sales	25,619	23,262
Parts sales	16,424	13,908
Service revenues	9,163	8,610
Other	6,455	5,327

Total revenues	128,550	111,956

Cost of Revenues:
Rental depreciation	12,164	12,329
Rental expense	11,519	13,453
New equipment sales	26,463	22,622
Used equipment sales	19,796	18,816
Parts sales	11,435	9,972
Service revenues	3,246	3,282
Other	7,197	6,721

Total cost of revenues	91,820	87,195

Gross profit	36,730	24,761
Selling, general and administrative expenses	25,806	23,976
Gain on sale of property and equipment	41	27

Income from operations	10,965	812

Other Income (Expense):
Interest expense	(10,104)	(9,887)
Other, net	90	27

Total other expense, net	(10,014)	(9,860)

Net income (loss)	$951	$(9,048)

See notes to consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004 (Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$951	$(9,048)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,070	831
Depreciation on rental equipment	12,164	12,329
Amortization of loan discounts and deferred financing costs	675	637
Amortization of other intangible assets	61	—
Provision for losses on accounts receivable	346	364
Provision for obsolescence	19	42
Gain on sale of property and equipment	(41)	(27)
Gain on sale of rental equipment	(5,243)	(4,016)
Changes in operating assets and liabilities:
Receivables, net	(2,105)	(4,233)
Inventories, net	(19,908)	(2,716)
Prepaid expenses and other assets	(2,231)	(1,510)
Accounts payable	2,526	(12,749)
Accrued expenses payable and other liabilities	7,512	8,673
Deferred compensation payable	288	259

Net cash used in operating activities	(3,916)	(11,164)

Cash flows from investing activities:
Purchases of property and equipment	(1,645)	(543)
Purchases of rental equipment	(17,608)	(4,348)
Proceeds from sale of property and equipment	178	96
Proceeds from sale of rental equipment	21,214	17,910

Net cash provided by investing activities	2,139	13,115

Cash flows from financing activities:
Borrowings on senior secured credit facility	128,453	107,708
Payments on senior secured credit facility	(126,659)	(106,385)
Payment of deferred financing costs	—	(887)
Payments of related party obligation	(75)	(75)
Principal payments on notes payable	(79)	(102)
Payments on capital lease obligations	(335)	(3,265)

Net cash provided by (used in) financing activities	1,305	(3,006)

Net decrease in cash	(472)	(1,055)
Cash, beginning of period	3,358	3,891

Cash, end of period	$2,886	$2,836

See notes to consolidated financial statements.

	Three Months Ended March 31,
	2005	2004 (Restated)
	(In thousands)
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$11,207	$4,968
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,879	$1,804
Income taxes	—	—

        As of March 31, 2005 and December 31, 2004, the Company had $52.3 and $51.2 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

See notes to consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of Operations

        As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment, (2) cranes, (3) earthmoving equipment and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers' varied equipment needs. This full service approach provides us with multiple points of customer contact, enabling us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our used and new equipment sales, rental, parts sales and service operations.

        The accompanying consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States, and, accordingly, certain disclosures have been omitted. Results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The information included in this report should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

2.    Reclassifications and Restatements

Reclassifications

        Certain amounts in the prior-period consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-period consolidated financial statements.

Restatements of Previously Issued Consolidated Financial Statements

        Our previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003 have been restated to correct errors related to the treatment of deferred taxes in connection with the Company's combination with ICM Equipment Company on June 17, 2002. For further discussion regarding the restatements, see footnote 20 of our Form 10-K for the fiscal year ended December 31, 2004. Following is a summary of the effects of the restatement adjustments and reclassifications on the Company's consolidated statements of operations for the three months ended March 31, 2004.

	Consolidated Statements of Operations
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Three Months Ended March 31, 2004
Other revenues	5,311		16	5,327
Total revenues	111,940	—	16	111,956
Rental depreciation	12,251	78	—	12,329
Rental expense	13,404		49	13,453
New equipment cost of revenues	22,874		(252)	22,622
Used equipment cost of revenues	18,564		252	18,816
Other cost of revenues	5,114		1,607	6,721
Total cost of revenues	85,461	78	1,656	87,195
Selling, general and administration expenses	25,702	(86)	(1,640)	23,976
Income from operations	804	8	—	812
Loss before income taxes	(9,056)	8	—	(9,048)
Net loss	(9,056)	8	—	(9,048)

3.    Litigation

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

4.    Senior Secured Credit Facility

        During the first quarter of 2005, the Company entered into three amendments to its senior credit agreement dated June 17, 2002, governing its senior secured credit facility. The amendments accomplished the following:

  (a)
  increased the maximum annual property and equipment expenditures to $8.5 million;

  (b)
  lowered interest rates according to a pricing grid based upon daily average excess availability for the immediately preceding fiscal month. We elect interest at either the Index Rate (the higher of the prime rate, as determined pursuant to the amended credit agreement, and the federal funds rate plus 50 basis points) plus the applicable revolver Index margin per annum or the applicable London Interbank Offered Rate, or LIBOR rate, plus the applicable revolver LIBOR margin per each calendar month. With daily average excess availability equal to or more than $40 million, the LIBOR margin will be 2.25% and the Index margin will be .75%. If availability falls below $40 million and equal to or more than $25 million, the senior secured credit facility bears interest at a LIBOR margin of 2.50% and the Index margin will be 1.00%. If availability is less than $25 million, the LIBOR margin will be 2.75% and the Index margin will be 1.25%. The commitment fee equal to .5% per annum in respect to un-drawn commitments remains unchanged;

  (c)
  reduced the availability block on assets from $30 million to $15 million;

  (d)
  increased the advance rate on orderly liquidation as defined in the senior secured credit agreement value of rental assets from 75% to 80%; and

  (e)
  amended the requirement of delivery of audited financial statements for the fiscal year ended December 31, 2004 from March 31, 2005 to September 30, 2005.

        The Company did not pay a loan amendment fee in exchange for execution of these amendments. As of March 31, 2005, we were in compliance with the financial covenants.

5.    Segment Information

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

	For the Three Months Ended March 31,
	2005	2004 (Restated)
Revenues:
Equipment rentals	$40,591	$35,552
New equipment sales	30,298	25,297
Used equipment sales	25,619	23,262
Parts sales	16,424	13,908
Service revenues	9,163	8,610
Other	6,455	5,327

Total revenues	$128,550	$111,956

Gross Profit:
Equipment rentals	$16,908	$9,770
New equipment sales	3,835	2,675
Used equipment sales	5,823	4,446
Parts sales	4,989	3,936
Service revenues	5,917	5,328
Other	(742)	(1,394)

Total gross profit	$36,730	$24,761

	As of March 31,	As of December 31,
	2005	2004
Segment Identified Assets:
Equipment sales, net	$47,490	$39,929
Equipment rentals, net	244,312	243,630
Parts sales and service revenues	18,001	16,882

Total segment identified assets	309,803	300,441
Non-segment identified assets	111,608	108,228

Total assets	$421,411	$408,669

        The Company operates in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company's annual sales on an overall basis for any of the periods presented.

6.    Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No 123. Historically, we have not used share-based compensation schemes for compensation our employees. Therefore, the adoption of SFAS No. 123(R) is not expected to have any impact on our reported results of operations upon adoption. However, should we determine to employ share-based compensation schemes in the future, SFAS No. 123(R) would have a currently indeterminate impact on us.

        In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces APB Opinion No. 20. "Accounting Changes" and FASB Statement No. 3. "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company has incorporated the provisions of SFAS 154 in the presentation of our December 31, 2004 financial statements.

7.    Impact of Recent Natural Disaster

        The Company has four facilities located in the area most significantly affected by Hurricane Katrina and Rita. None of the facilities in the New Orleans, Louisiana area were forced to close for any extended period of time, and all of them are currently open and fully operational. Due to the most recent hurricane, we are in the process of returning the Lake Charles, Louisiana facility to a fully operational state. While the financial impact of Hurricane Katrina and Rita relating to these four facilities is not expected to be material to the Company, the Company remains in the process of assessing the potential overall impact of the hurricane on the Company's business.

8.    Consolidating Financial Information of Guarantor Subsidiaries

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

        The consolidating financial information of H&E Equipment Services and its subsidiaries are included below. The consolidating financial statements for H&E Finance Corp., the subsidiary co-issuer, is not presented because H&E Finance Corp. has no assets or operations.

CONSOLIDATING BALANCE SHEET

	As of March 31, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination		Consolidated
	(In thousands)
ASSETS
Cash	$2,885	$1		$—	$2,886
Receivables, net	68,078	2,583		—	70,661
Inventories, net	61,507	3,984		—	65,491
Prepaid expenses and other assets	3,275	—		—	3,275
Rental equipment, net	232,222	12,090		—	244,312
Property and equipment, net	15,969	570		—	16,539
Deferred financing costs and other intangible assets, net	9,675	—		—	9,675
Investment in guarantor subsidiaries	5,224	—		(5,224)	—
Goodwill, net	8,572	—		—	8,572

Total assets	$407,407	$19,228		$(5,224)	$421,411

LIABILITIES AND MEMBERS' (DEFICIT) EQUITY
Liabilities:
Amount due on senior secured credit facility	$53,616	$3,471	$		$57,087
Accounts payable	95,120	—			95,120
Accrued expenses payable and other liabilities	28,269	131			28,400
Inter-company balance	(10,402)	10,402			—
Accrued loss from litigation	17,434	—			17,434
Related party obligation	1,015	—			1,015
Notes payable	648	—			648
Senior secured notes, net of discount	198,788	—			198,788
Senior subordinated notes, net of discount	43,624	—			43,624
Capital lease obligations	785	—			785
Deferred compensation payable	10,858	—			10,858

Total liabilities	439,755	14,004		—	453,759

Members' (deficit) equity	(32,348)	5,224		(5,224)	(32,348)

Total liabilities and members' (deficit) equity	$407,407	$19,228		$(5,224)	$421,411

CONSOLIDATING BALANCE SHEET

	As of December 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$3,334	$24	$—	$3,358
Receivables, net	66,434	2,468	—	68,902
Inventories, net	52,641	4,170	—	56,811
Prepaid expenses and other assets	1,044	—	—	1,044
Rental equipment, net	231,330	12,300	—	243,630
Property and equipment, net	15,615	486	—	16,101
Deferred financing costs, net	10,251	—	—	10,251
Investment in guarantor subsidiaries	5,238	—	(5,238)	—
Goodwill, net	8,572	—	—	8,572

Total assets	$394,459	$19,448	$(5,238)	$408,669

LIABILITIES AND MEMBERS' (DEFICIT) EQUITY
Liabilities:
Amount due on senior secured credit facility	$51,822	$3,471	$—	$55,293
Accounts payable	92,592	—	—	92,592
Accrued expenses payable and other liabilities	20,804	115	—	20,919
Intercompany balance	(10,624)	10,624	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,062	—	—	1,062
Notes payable	727	—	—	727
Senior secured notes, net of discount	198,761	—	—	198,761
Senior subordinated notes, net of discount	43,491	—	—	43,491
Capital lease obligations	1,120	—	—	1,120
Deferred compensation payable	10,570	—	—	10,570

Total liabilities	427,759	14,210	—	441,969

Members' (deficit) equity	(33,300)	5,238	(5,238)	(33,300)

Total liabilities and members' (deficit) equity	$394,459	$19,448	$(5,238)	$408,669

CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$39,380	$1,211	$—	$40,591
New equipment sales	29,544	754	—	30,298
Used equipment sales	23,921	1,698	—	25,619
Parts sales	16,009	415	—	16,424
Service revenues	8,893	270	—	9,163
Other	6,245	210	—	6,455

Total revenues	123,992	4,558	—	128,550

Cost of Revenues:
Rental depreciation	11,691	473	—	12,164
Rental expense	11,228	291	—	11,519
New equipment sales	25,853	610	—	26,463
Used equipment sales	18,560	1,236	—	19,796
Parts sales	11,149	286	—	11,435
Service revenues	3,166	80	—	3,246
Other	6,932	265	—	7,197

Total cost of revenues	88,579	3,241	—	91,820

Gross profit	35,413	1,317	—	36,730
Selling, general and administrative expenses	24,719	1,087	—	25,806
Gain on sale of property and equipment	32	9	—	41
Equity in earnings of guarantor subsidiaries	(14)	—	14	—

Income from operations	10,712	239	14	10,965

Other Income (Expense):
Interest expense	(9,851)	(253)	—	(10,104)
Other, net	90		—	90

Total other expense, net	(9,761)	(253)	—	(10,014)

Net income (loss)	$951	$(14)	$14	$951

CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2004 (Restated)
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$34,499	$1,053	$—	$35,552
New equipment sales	24,618	679	—	25,297
Used equipment sales	21,788	1,474	—	23,262
Parts sales	13,609	299	—	13,908
Service revenues	8,365	245	—	8,610
Other	5,199	128	—	5,327

Total revenues	108,078	3,878	—	111,956

Cost of Revenues:
Rental depreciation	11,898	431	—	12,329
Rental expense	13,179	274	—	13,453
New equipment sales	22,036	586	—	22,622
Used equipment sales	17,714	1,102	—	18,816
Parts sales	9,775	197	—	9,972
Service revenues	3,210	72	—	3,282
Other	6,422	299	—	6,721

Total cost of revenues	84,234	2,961	—	87,195

Gross profit	23,843	918	—	24,761
Selling, general and administrative expenses	22,966	1,010	—	23,976
Loss from litigation	—	—		0
Related party expense	—	—	—	0
Gain on sale of property and equipment	26	1	—	27
Equity in earnings of guarantor subsidiaries	(289)	—	289	0

Income (loss) from operations	614	(91)	289	812

Other income (expense):
Interest expense	(9,676)	(211)	—	(9,887)
Other, net	14	13	—	27

Total other expense, net	(9,662)	(198)	—	(9,860)

Net loss	$(9,048)	$(289)	$289	$(9,048)

CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income (loss)	951	(14)	14	951
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,030	40	—	1,070
Depreciation on rental equipment	11,691	473	—	12,164
Amortization of loan discounts and deferred financing costs	675	—	—	675
Amortization of other intangible assets	61	—	—	61
Provision for losses on accounts receivable	314	32	—	346
Provision for obsolescence	19	—	—	19
Gain on sale of property and equipment	(32)	(9)	—	(41)
Gain on sale of rental equipment	(4,809)	(434)	—	(5,243)
Deficit in earnings of guarantor subsidiaries	14	—	(14)	—
Changes in operating assets and liabilities:
Receivables, net	(1,958)	(147)	—	(2,105)
Inventories, net	(18,732)	(1,176)	—	(19,908)
Prepaid expenses and other assets	(2,231)	—	—	(2,231)
Accounts payable	2,526	—	—	2,526
Accrued expenses payable and other liabilities	7,383	129	—	7,512
Intercompany balance	335	(335)	—	—
Deferred compensation payable	288	—	—	288

Net cash used in operating activities	(2,475)	(1,441)	—	(3,916)

Cash flows from investing activities:
Purchases of property and equipment	(1,521)	(124)	—	(1,645)
Purchases of rental equipment	(17,553)	(55)	—	(17,608)
Proceeds from sale of property and equipment	169	9	—	178
Proceeds from sale of rental equipment	19,626	1,588	—	21,214

Net cash provided by investing activities:	721	1,418	—	2,139

Cash flows from financing activities:
Borrowings on senior secured credit facility	128,453	—	—	128,453
Payments on senior secured credit facility	(126,659)		—	(126,659)
Payment of deferred financing costs	—	—	—	—
Payments of related party obligation	(75)	—	—	(75)
Principal payments on notes payable	(79)	—	—	(79)
Payments on capital lease obligations	(335)	—	—	(335)

Net cash provided by financing activities	1,305	—	—	1,305

Net decrease in cash	(449)	(23)	—	(472)
Cash, beginning of period	3,334	24	—	3,358

Cash, end of period	2,885	1	$—	2,886

CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2004 (Restated)
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,048)	$(289)	$289	$(9,048)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	799	32	—	831
Depreciation on rental equipment	11,898	431	—	12,329
Amortization of loan discounts and deferred financing costs	637	—	—	637
Provision for losses on accounts receivable	311	53	—	364
Provision for obsolescence	42	—	—	42
Gain on sale of property and equipment	(26)	(1)	—	(27)
Gain on sale of rental equipment	(3,678)	(338)	—	(4,016)
Deficit in earnings of guarantor subsidiaries	289	—	(289)	—
Changes in operating assets and liabilities:
Receivables, net	(3,490)	(743)	—	(4,233)
Inventories, net	(3,129)	413	—	(2,716)
Prepaid expenses and other assets	(1,510)	—	—	(1,510)
Accounts payable	(12,749)	—	—	(12,749)
Accrued expenses payable and other liabilities	8,752	(79)	—	8,673
Intercompany balance	(1,131)	1,131	—	—
Accrued loss from litigation	—	—	—	—
Deferred compensation payable	259	—	—	259

Net cash (used in) provided by operating activities	(11,774)	610	—	(11,164)

Cash flows from investing activities:
Purchases of property and equipment	(473)	(70)	—	(543)
Purchases of rental equipment	(2,613)	(1,735)	—	(4,348)
Proceeds from sale of property and equipment	95	1	—	96
Proceeds from sale of rental equipment	16,570	1,340	—	17,910

Net cash provided by (used in) investing activities:	13,579	(464)	—	13,115

Cash flows from financing activities:
Borrowings on senior secured credit facility	107,708	—	—	107,708
Payments on senior secured credit facility	(106,229)	(156)	—	(106,385)
Payment of deferred financing costs	(887)	—	—	(887)
Payments on related party obligation	(75)	—	—	(75)
Principal payments on notes payable	(102)	—	—	(102)
Payments on capital lease obligations	(3,265)	—	—	(3,265)

Net cash used in financing activities	(2,850)	(156)	—	(3,006)

Net decrease in cash	(1,045)	(10)	—	(1,055)
Cash, beginning of period	3,868	23	—	3,891

Cash, end of period	$2,823	$13	$—	$2,836

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews our operations for the three months ended March 31, 2005 and 2004 and should be read in conjunction with the unaudited consolidated financial statements and related notes included herein. The following discussion and analysis should be read in conjunction with the financial statements and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements."

        As more fully described in the notes to our consolidated financial statements, we have restated our previously issued consolidated financial statements to primarily correct our accounting treatment of deferred taxes in connection with our combination with ICM Equipment Company on June 17, 2002. All financial information contained herein has been revised to reflect the restatements.

Overview

  Background

        As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment, (2) cranes, (3) earthmoving equipment and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, and repair and maintenance functions under one roof, we are a one-stop provider for our customers' varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

        We operate 41 full service facilities throughout the Intermountain, Southwest, Gulf Coast and Southeast regions of the United States. Our work force includes distinct, focused sales forces for our new and used equipment sales and rental operations, highly-skilled service technicians, product specialists, and regional managers. We focus our sales and rental activities on, and organize our personnel principally by our four equipment categories. We believe this allows us to provide specialized equipment knowledge, improve the effectiveness of our rental and sales force and strengthen our customer relationships. In addition, we have branch managers at each location who are responsible for managing their assets and financial results. We believe this fosters accountability in our business, and strengthens our local and regional relationships.

        Through our predecessor companies, we have been in the equipment services business for approximately 44 years. We were formed in June 2002 through the combination of Head & Engquist Equipment, L.L.C. (H&E) (a wholly-owned subsidiary of Gulf Wide Industries, L.L.C.) and ICM Equipment Company L.L.C. (ICM). H&E, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated rental, sales and equipment service companies operating in contiguous geographic markets. H&E and ICM were merged with and into H&E's parent company, Gulf Wide Industries, L.L.C., which was renamed H&E Equipment Services L.L.C. Prior to the combination, H&E operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

  Business Segments

        We have five reportable segments because we derive our revenues from five principal business activities: (1) equipment rentals; (2) new equipment sales; (3) used equipment sales; (4) parts sales and (5) services. These segments are based upon how we allocate resources and assess performance. In addition, we also have non-segmented other revenues and costs that relate to equipment support activities.

  •
  Equipment Rentals. Our rental operations primarily rent our four core types of construction and industrial equipment. We have an extremely well-maintained rental fleet and our own dedicated sales force, focused by equipment type. We actively manage the size, quality, age and composition of our rental fleet based on our analysis of key measures such as utilization, rental rate trends and targets, and equipment demand which we closely monitor. We maintain fleet quality through regional quality control managers and our parts and services operations.

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

  •
  Parts Sales. Our parts business sells new and used parts for the equipment we sell and also provides parts to our own rental fleet. To a lesser degree, we also sell parts for equipment produced by manufacturers whose products we neither rent nor sell. In order to provide timely parts and service support to our customers as well as our own rental fleet, we maintain an extensive parts inventory.

  •
  Services. Our services operation provides maintenance and repair services for our customers' equipment and to our own rental fleet at our facilities as well as at our customers' locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer's warranty. We have approximately 500 highly skilled service technicians.

        Our non-segmented other revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight, and damage waivers, and are not generally allocated to reportable segments.

  Revenue Sources

        Total Revenues.    We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the three months ended March 31, 2005, approximately 31.6% of our total revenues were attributable to equipment rentals, 23.6% of our total revenues were attributable to new equipment sales, 19.9% were attributable to used equipment sales, 12.8% were attributable to parts sales, 7.1% were attributable to our service revenues and 5.0% were attributable to non-segmented other revenues.

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

          Equipment Rentals Revenues.    Revenues from equipment rentals depend on rental rates. Because rental rates are impacted by competition in specific regions and markets, we continuously monitor and adjust rental rates. We have a rental rate initiative driven by management to increase rental rates. Equipment rental revenue is also impacted by the availability of equipment and by time utilization (equipment usage based on customer demand). We generate reports to monitor time utilization, demand pricing (rental rate pricing based on physical utilization) and rental rate trends on a piece-by-piece basis for our rental fleet. We recognize revenues from equipment rentals in the period earned, over the contract term, regardless of the timing of billing to customers.

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

          Used Equipment Sales.    We generate the majority of our used equipment sales revenues by selling equipment from our rental fleet. The remainder of used equipment sales revenues comes from the sale of inventoried equipment that we acquire through trade-ins from our new equipment customers and selective purchases of high-quality used equipment. Sales of our rental fleet equipment allow us to manage the size, quality, composition and age of our rental fleet, and provide a profitable distribution channel for disposal of rental equipment. We recognize revenue for the sale of used equipment in the same manner that we recognize revenue from new equipment sales.

          Parts Sales.    We generate revenues from the sale of new and used parts for equipment that we rent or sell, as well as for other makes of equipment. Our product support sales representatives are instrumental in generating our parts revenues. They are product specialists and receive performance incentives for achieving certain sales levels. Most of our parts sales come from our extensive in-house parts inventory. Our parts sales provide us with a relatively stable revenue stream that is not as sensitive to the economic cycles that affect our rental and equipment sales operations. We recognize revenues from parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured.

          Service Revenues.    We derive our service revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers. These preventative maintenance services accounted for approximately 11.3% of our services revenues for the three months ended March 31, 2005. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles. We recognize service revenues at the time services are rendered.

          Non-Segmented Other Revenues.    Our non-segmented other revenues consist of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize revenue for support services at the time we generate an invoice for such services.

  Principal Costs and Expenses

        Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expense, rental depreciation and costs associated with parts sales and services, which are all included in costs of revenues. For the three months ended March 31, 2005, our total cost of revenues was approximately $91.8 million. Our operating expenses consist principally of selling, general and administrative expenses. For the three months ended March 31, 2005, our operating expenses were approximately $25.8 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below gross profit are not generally allocated to our reportable segments.

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

          Parts Sales.    Cost of parts sales represents costs attributable to the sale of parts directly to customers.

          Service.    Cost of service revenue represents costs attributable to service provided for the maintenance and repair of customer-owned equipment and equipment then on-rent by customers.

          Non-Segmented Other.    Costs associated with providing transportation, hauling, parts freight, and damage waiver including, among other things, drivers wages, fuel costs, shipping costs and our costs related to damage waiver policies.

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

          Interest Expense.    Interest expense represents the interest on our outstanding debt instruments, including indebtedness outstanding under our senior credit facility, senior secured notes due 2012, senior subordinated notes due 2013 and statutory interest on the judgment from the Court in the Sunbelt Rentals, Inc. litigation.

  Principal Cash Flows

        We generate cash primarily from our operating activities, and historically, we have used cash flows from operating activities and our revolving credit facility as the primary sources of funds to purchase our inventory and fund working capital and capital expenditures.

  Rental Fleet

        A significant portion of our overall value is in our rental fleet equipment. Our rental fleet (including rental equipment financed with operating leases) as of March 31, 2005, consists of 13,162 units having an original acquisition cost (which is the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $459.8 million and an average age of 43.8 months.

        Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. We reduced our overall gross rental fleet, through the normal course of business activities, by approximately $13.6 million over the last twelve months. While we reduced the size of our rental fleet, the mix among our four core product lines remained consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, our fleet is extremely well-maintained.

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

  Principal External Factors that Affect our Businesses

        We are subject to a number of external factors that may adversely affect our businesses. These factors, which are discussed below and under the headings "Forward-Looking Statements."

  •
  Spending levels by customers. Rental and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures. Accordingly, our business is impacted by fluctuations in customers' spending levels on capital expenditures.

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

        Useful Lives of Rental Equipment and Property and Equipment.    We depreciate rental equipment and property and equipment over their estimated useful lives (generally three to ten years), after giving effect to an estimated salvage value of 0% to 25% of cost. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We routinely review the assumptions utilized in computing rates of depreciation of our rental equipment and property and equipment. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

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

        Inventories.    We state our new and used equipment inventories at the lower of cost or market, with cost determined by specific identification. Parts and supplies are stated on the lower of the weighted average cost or market. We maintain allowances for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. Changes in product demand may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to inventory valuation are inherent in the preparation of financial statements.

Results of Operations

        The tables included in the period comparisons below provide summaries of revenues and gross profits for our business segments. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Three months ended March 31, 2005 compared to three months ended March 31, 2004 (restated)

  Revenues

	Three Months Ended March 31,
	2005	2004 (Restated)	Total Dollar Change	Total Percent Change
Segment Revenues:
Equipment rentals	$40.6	$35.6	$5.0	14.0%
New equipment sales	30.3	25.3	5.0	19.8%
Used equipment sales	25.6	23.3	2.3	9.9%
Parts sales	16.4	13.9	2.5	18.0%
Service revenues	9.2	8.6	0.6	7.0%
Non-segmented revenues	6.5	5.3	1.2	22.6%

Total revenues	$128.6	$112.0	$16.6	14.8%

        Total Revenues.    Our first quarter 2005 total revenues were $128.6 million compared to $112.0 million in the first quarter of 2004, a $16.6 million or 14.8% increase. Revenues increased for all reportable segments as a result of increased customer demand for our products and services.

        Equipment Rentals.    Our revenues from equipment rentals increased $5.0 million, or 14.0%, to $40.6 million for the first quarter of 2005 from $35.6 million for the first quarter of 2004. The increase is primarily a result of improved rental rates and higher time utilization, despite having reduced the total gross rental fleet by $13.6 million through the normal course of business activities over the last twelve months. Rental revenues of aerial work platforms increased by approximately $4.5 million as a result of increased customer demand. Rental equipment dollar utilization (quarterly rental revenues annualized, divided by the average quarterly original rental fleet equipment cost of $462.1 million and $481.7 million for 2005 and 2004, respectively) was approximately 35.1% for the first quarter of 2005 compared to 29.6% for the first quarter of 2004.

        New Equipment Sales.    Our new equipment sales increased $5.0 million, or 19.8%, to $30.3 million for the first quarter of 2005 from $25.3 million for the first quarter of 2004. During the first quarter of 2005, sales of new aerial work platforms increased $2.4 million while new equipment sales of earthmoving, lift trucks and other new equipment also improved. Increases in these core products were offset by a $1.2 million decline in new crane sales.

        Used Equipment Sales.    Our used equipment sales increased $2.3 million, or 9.9%, to $25.6 million for the first quarter of 2005 from $23.3 million for the first quarter of 2004. In the first quarter of 2005, we sold our used equipment at approximately 129.3% of net book value compared to 123.3% of net book value in the first quarter of 2004. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

        Parts Sales.    Our parts sales increased $2.5 million, or 18.0%, to $16.4 million for the first quarter of 2005 from $13.9 million for the first quarter of 2004. The increase was primarily attributable to increased customer demand for parts.

        Service Revenues.    Our service revenues increased $0.6 million or 7.0%, to $9.2 million in the first quarter of 2005 from $8.6 million in the first quarter of 2004 primarily attributable to increased demand for service support.

        Non-Segmented Revenues.    Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $1.2 million, or 22.6%, during the first quarter of 2005. These support activities increased due to the increases in charge-out rates and in our primary business activities.

  Gross profit

	Three Months Ended March 31,
	2005	2004 (Restated)	Total Dollar Change	Total Percent Change
Segmented Gross Profit:
Equipment rentals	$16.9	$9.8	$7.1	72.4%
New equipment sales	3.8	2.7	1.1	40.7%
Used equipment sales	5.8	4.4	1.4	31.8%
Parts sales	5.0	3.9	1.1	28.2%
Service revenues	5.9	5.3	0.6	11.3%
Non-segmented gross profit	(.7)	(1.3)	0.6	46.2%

Total gross profit	$36.7	$24.8	$11.9	48.0%

        Total Gross Profit.    Our first quarter of 2005 total gross profit was $36.7 million compared to $24.8 million in the first quarter of 2004, a $11.9 million, or 48.0% increase. Gross profit increased primarily as a result of the increase in rental revenues combined with lower rental depreciation and reduced rental expense. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for the first quarter of 2005 was 28.5% up from 22.1% for the first quarter of 2004. Our gross profit was attributable to:

    Equipment Rentals Gross Profit.    Our equipment rentals gross profit increased $7.1 million, or 72.4%, to $16.9 million for the first quarter of 2005 from $9.8 million for the first quarter of 2004. The increase is primarily a result of a $5.0 million increase in rental revenue combined with a $2.1 million decrease in depreciation expense and rental expense.

  Depreciation expense on our rental fleet equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense decreased approximately $0.2 million as a result of having reduced the total rental fleet. For the first quarter of 2005, our maintenance and repair expense decreased approximately $1.0 million, and other miscellaneous rental expenses, including property taxes and operating lease expense, decreased approximately $0.9 million.

    New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $1.1 million, or 40.7%, to $3.8 million for the first quarter of 2005 from $2.7 million for the first quarter of 2004. The increase in new equipment sales gross profit is attributable primarily to higher new equipment sales revenues and the mix of equipment sold.

    Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $1.4 million, or 31.8%, to $5.8 million for the first quarter of 2005 from $4.4 million for the first quarter of 2004. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales and the mix of equipment sold.

    Parts Sales Gross Profit.    Our parts sales gross profit increased $1.1 million, or 28.2%, to $5.0 million for the first quarter of 2005 from $3.9 million for the first quarter of 2004. The increase was attributable primarily to increased customer demand for parts sales.

    Service Revenues Gross Profit.    Our service revenues gross profit increased $.6 million, or 11.3%, to $5.9 million from $5.3 million in 2004. The increase was primarily attributable to increased customer demand for service support.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $1.8  million, or 7.5%, to $25.8 million for the first quarter of 2005 from $24.0 million for the first quarter of 2004. Approximately $1.1 million of the total increase was related to higher sales commissions, performance incentives, benefits and professional services. As a percent of sales, SG&A expenses were 20.1% for the first quarter of 2005 down from 21.4% for the first quarter of 2004.

        Income Taxes.    We are a limited liability company and have elected to be treated as a C Corporation for income tax purposes. At the end of the first quarter of 2005 and 2004, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Liquidity and Capital Resources

        Cash flow from operating activities.    For the three months ended March 31, 2005, our cash flows used in operating activities was $3.9 million. Our cash flows from operations were primarily attributed to our reported net income of $1.0 million which, when adjusted for non-cash expense items, such as depreciation and amortization and gains on sale of long-lived assets, provided cash flow of $10.0 million. This amount was principally offset by increases in our receivables of $2.1 million, an increase of inventories of $19.9 million and an increase in prepaid and other assets of $2.2 million. The increase in our inventories relates to the extended lead time from our manufacturers and anticipated transfers to the rental fleet. Receivables and prepaid expenses and other assets increased primarily due to timing of customer payment, our payments for insurance premiums and other annual expenses. Positively impacting our cash flows from operations was an increase in accounts payable of $2.5 million primarily related to equipment purchases. In addition, an increase in accrued expenses and other liabilities of $7.5 million provided cash from operations primarily due to accrued interest which is paid semi-annually.

        For the three months ended March 31, 2004, our cash used in operating activities was $11.2 million. Our cash flows from operating activities were primarily attributed to our reported loss of $9.0 million which, when adjusted for non-cash expense items, such as depreciation and amortization, and gains on sale of long-lived assets provided positive cash flows of $1.0 million. Other uses of operating cash flow was an increase in receivables of $4.2 million, an increase in inventories of $2.7, an increase in prepaid and other assets of $1.5 million, and a decrease in accounts payable of $12.7 million. This amount was offset by an $8.7 million increase in accrued expenses.

        Cash flow from investing activities.    For the three months ended 2005, cash provided in our investing activities was $2.1 million. This is a result of proceeds from sale of rental and non-rental equipment of $21.4 million offset by purchasing $19.3 million in rental and non-rental equipment. For the three months ended 2004, cash provided by our investing activities was $13.1 million. This is a result of proceeds from sale of rental and non-rental equipment of $18.0 million offset by $4.9 million purchases of rental and non-rental equipment.

        Cash flow from financing activities.    For the three months ended 2005, cash provided by our financing activities was $1.3 million. Our total borrowings under the amended senior secured credit facility were $128.5 million and total payments under the amended senior secured credit facility were $126.7 million. Payments on capital leases and other notes were $.4 million. For the three months ended 2004, cash used in financing activities was $3.0 million. Our total borrowings under the amended senior secured credit facility were $107.7 million and total payments under the amended senior secured credit facility were $106.4 million. Payments on capital leases and other notes were $3.4 million.

  Senior Secured Credit Facility Amendments

        During the first quarter of 2005, we amended the senior secured credit agreement on January 13, 2005 to increase capital expenditures on property and equipment from $5.0 million to $8.5 million during any fiscal year. On March 11, 2005, we amended the senior secured credit agreement which principally:

  •
  lowered interest rates according to a pricing grid based upon daily average excess availability for the immediately preceding fiscal month. We elect interest at either the Index Rate (the higher of the prime rate, as determined pursuant to the amended credit agreement, and the federal funds rate plus 50 basis points) plus the applicable revolver Index margin per annum or the applicable London Interbank Offered Rate, or LIBOR rate, plus the applicable revolver LIBOR margin per each calendar month. With daily average excess availability equal to or more than $40 million, the LIBOR margin will be 2.25% and the Index margin will be .75%. If availability falls below $40 million and equal to or more than $25 million, the senior secured credit facility bears interest at a LIBOR margin of 2.50% and the Index margin will be 1.00%. If availability is less than $25 million, the LIBOR margin will be 2.75% and the Index margin will be 1.25%. The commitment fee equal to .5% per annum in respect to un-drawn commitments remains unchanged;

  •
  reduced the block on availability of assets from $30 million to $15 million; and

  •
  increased the advance rate on rental fleet assets from 75% to 80% of orderly liquidation value as defined in the senior secured credit agreement.

        On March 29, 2005, we again amended the annual requirement of delivery of audited financial statements for the fiscal year ended December 31, 2004 from March 31, 2005 to September 30, 2005. The Company did not pay a loan amendment fee for the amendments entered into during the first quarter of 2005. As of March 31, 2005, we were in compliance with the financial covenants in place at that time.

  Cash Requirements Related to Operations

        Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. As of March 31, 2005, the total balance outstanding on the amended senior secured credit facility was $57.1 million with $65.8 million available in additional borrowings, net of $27.1 million in standby letters of credit. Also on March 31, 2005, our total balance payable on capital lease obligations and notes payable were $0.8 million and $0.6 million, respectively.

        Our principal uses of cash have been to fund operating activities and working capital, finance the purchase of rental fleet equipment, fund payments due under operating leases and manufacturer flooring plans payable, and to meet debt service requirements. In the future, we may also pursue strategic acquisitions. We anticipate that these uses will be the principal demands on our cash in the foreseeable future.

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

        In conjunction with a legal proceeding, we have issued an irrevocable standby letter of credit for $19.8 million representing the amount of the judgment and anticipated statutory interest while the judgment is being appealed. If we are required to fund the judgment as a result of the Court's ruling, our liquidity would not be impacted as it has already been reduced by the amount of the letter of credit. For further discussion of the litigation, see "Item 1. Legal Proceedings".

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

Certain Information Concerning Off-Balance Sheet Arrangements

        At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases.

Contractual and Commercial Commitments Summary

        We had no material changes to contractual cash obligations and commercial commitments for the three months ended March 31, 2005.

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

Acquisitions

        We periodically engage in evaluations of potential acquisitions and start-up facilities. Currently, there are no definitive agreements with respect to any material acquisition. We are a party to a non-binding letter of intent that contemplates a potential material acquisition by the Company. The success of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and identifying strategic start-up locations. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or to successfully open any new facilities in the future or the ability to obtain the necessary funds on satisfactory terms.

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Historically, we have not used share-based compensation schemes for compensating our employees. Therefore, the adoption of SFAS No. 123(R) is not expected to have any impact on our reported results of operations upon adoption. However, should we determine to employ share-based compensation schemes in the future, SFAS No. 123(R) would have a currently indeterminate impact on us.

        In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces APB Opinion No. 20. "Accounting Changes" and FASB Statement No. 3. "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company has incorporated the provisions of SFAS 154 in the presentation of our December 31, 2004 financial statements.

Impact of Recent Natural Disaster

        The Company has four facilities located in the area most significantly affected by Hurricane Katrina and Rita. None of the facilities in the New Orleans, Louisiana area were forced to close for any extended period of time, and all of them are currently open and fully operational. Due to the most recent hurricane, we are in the process of returning the Lake Charles, Louisiana facility to a fully operational state. While the financial impact of Hurricane Katrina and Rita relating to these four facilities is not expected to be material to the Company, the Company remains in the process of assessing the potential overall impact of the hurricane on the Company's business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon a LIBOR margin of 2.25%. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the amended senior secured credit facility. At March 31, 2005, we had variable rate debt representing 19.0% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at March 31, 2005, a one percent increase in market rates would increase our annual interest expense approximately $1.1 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 81.0% of our total debt. The annual interest rates on our senior secured credit facility average 7.6% in 2005 compared to 6.9% in 2004.

Item 4. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10Q. As part of their evaluation, they reviewed the circumstances surrounding the delay in filing this quarterly report on Form 10Q and the restatement of our previously issued financial statements for the years ended December 31, 2002 and 2003. As we previously reported, we delayed filing our Form 10K and our Form 10Q's for the quarters ended March 31, 2005 and June 30, 2005 pending completion by our accountants, BDO Seidman LLP, of the re-audits of our 2002 and 2003 financial statements that were audited by our prior accountants.

        During these re-audits, we discovered that we incorrectly recognized the deferred tax components related to the tax basis of carryover goodwill acquired in our combination with ICM Equipment Company in 2002. After internal review and consultation with our Audit Committee, we determined to restate our 2002 and 2003 financial statements to reflect the proper accounting treatment of deferred income taxes. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005 to properly record and report the correct accounting treatment of deferred taxes from our 2002 transaction. However, after discovery of this issue, we revisited and reassessed, in consultation with our accountants and our tax manager (who joined us in 2003), the tax treatment, including deferred tax components, for the 2002 transaction to ensure that there were no additional corrections necessary in this regard. To the extent we engage in acquisition transactions in the future, our disclosure controls and procedures now include the involvement of our tax manager in the appropriate tax analysis and related financial disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the filing date of this quarterly report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

        There have been no significant changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

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

        In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded a $17.4 million loss in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court's ruling, we issued an irrevocable standby letter of credit for $19.8 million, representing the amount of the judgment plus $2.4 million in anticipated statutory interest (8%) for the twenty-four months while the judgment is being appealed. Going forward, we intend to expense any statutory interest as expense in the statement of operations. Currently, we pay a 225 basis point fee on the amount available for issuance. Oral arguments took place on March 3, 2005 and the appeal was then submitted for the appellate court's decision. While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other information.

        None.

Item 6. Exhibits

        Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

H&E EQUIPMENT SERVICES L.L.C.
Dated: September 30, 2005	By:	/s/ JOHN M. ENGQUIST John M. Engquist Chief Executive Officer (Principal Executive Officer)
Dated: September 30, 2005	By:	/s/ LESLIE S. MAGEE Leslie S. Magee Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

H&E EQUIPMENT SERVICES L.L.C. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Unaudited Financial Statements.
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
H&E EQUIPMENT SERVICES L.L.C. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
CONSOLIDATING BALANCE SHEET
CONSOLIDATING STATEMENT OF OPERATIONS
CONSOLIDATING STATEMENT OF OPERATIONS
CONSOLIDATING STATEMENT OF CASH FLOWS
CONSOLIDATING STATEMENT OF CASH FLOWS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other information.
  Item 6. Exhibits
SIGNATURES