Form 10-Q
period 2005-06-30
H&E EQUIPMENT SERVICES LLC
filed 2005-10-03
CIK 1177257

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

H&E EQUIPMENT SERVICES L.L.C.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash	$6,124	$3,358
Receivables, net of allowance for doubtful accounts of $2,620 and $2,732, respectively	71,275	68,902
Inventories, net of reserve for obsolescence of $1,309 and $1,490, respectively	64,884	56,811
Prepaid expenses and other assets	2,877	1,044
Rental equipment, net of accumulated depreciation of $125,106 and $124,411, respectively	271,004	243,630
Property and equipment, net of accumulated depreciation of $18,854 and $17,674, respectively	17,192	16,101
Deferred financing costs and other intangible assets, net of accumulated amortization of $6,192 and $5,092, respectively	9,161	10,251
Goodwill, net of accumulated amortization of $758	8,572	8,572

Total assets	$451,089	$408,669

LIABILITIES AND MEMBERS' DEFICIT
Liabilities:
Amount due on senior secured credit facility	$76,409	$55,293
Accounts payable	105,393	92,592
Accrued expenses payable and other liabilities	24,632	20,919
Accrued loss from litigation	17,434	17,434
Related party obligation	968	1,062
Notes payable	585	727
Senior secured notes, net of discount	198,815	198,761
Senior subordinated notes, net of discount	43,762	43,491
Capital lease obligations	—	1,120
Deferred compensation payable	11,146	10,570

Total liabilities	479,144	441,969

Members' deficit	(28,055)	(33,300)

Total liabilities and members' deficit	$451,089	$408,669

See notes to consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
	(In thousands)		(In thousands)
Revenues:
Equipment rentals	$45,576	$39,094	$86,167	$74,646
New equipment sales	33,417	26,480	63,715	51,777
Used equipment sales	23,962	18,369	49,581	41,631
Parts sales	17,792	15,476	34,216	29,384
Service revenues	9,887	8,350	19,050	16,960
Other	7,096	5,922	13,551	11,249

Total revenues	137,730	113,691	266,280	225,647

Cost of Revenues:
Rental depreciation	12,876	12,092	25,040	24,421
Rental expense	11,490	12,911	23,009	26,364
New equipment sales	29,557	23,732	56,020	46,354
Used equipment sales	17,922	14,751	37,718	33,567
Parts sales	12,698	11,053	24,133	21,025
Service revenues	3,747	3,169	6,993	6,451
Other	7,274	7,023	14,471	13,744

Total cost of revenues	95,564	84,731	187,384	171,926

Gross profit	42,166	28,960	78,896	53,721
Selling, general and administrative expenses	27,317	24,413	53,123	48,389
Gain (loss) on sale of property and equipment	(144)	80	(103)	107

Income from operations	14,705	4,627	25,670	5,439

Other Income (Expense):
Interest expense	(10,321)	(9,788)	(20,425)	(19,675)
Other, net	80	57	170	84

Total other expense, net	(10,241)	(9,731)	(20,255)	(19,591)

Income (loss) before provision for income taxes	4,464	(5,104)	5,415	(14,152)
Provision for income taxes	171	—	171	—

Net income (loss)	$4,293	$(5,104)	$5,244	$(14,152)

See notes to consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004 (Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,244	$(14,152)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	2,399	1,733
Depreciation on rental equipment	25,041	24,421
Amortization of loan discounts and deferred financing costs	1,355	1,294
Amortization of other intangible assets	70	102
Provision for losses on accounts receivable	630	509
Provision for obsolescence	30	53
(Gain) loss on sale of property and equipment	102	(107)
Gain on sale of rental equipment	(10,386)	(7,153)
Changes in operating assets and liabilities:
Receivables, net	(3,001)	(4,122)
Inventories, net	(26,182)	(14,302)
Prepaid expenses and other assets	(1,833)	(275)
Accounts payable	12,801	(4,196)
Accrued expenses payable and other liabilities	3,769	4,180
Deferred compensation payable	576	518

Net cash provided by (used in) operating activities	10,615	(11,497)

Cash flows from investing activities:
Purchases of property and equipment	(4,159)	(1,747)
Purchases of rental equipment	(63,402)	(25,824)
Proceeds from sale of property and equipment	568	228
Proceeds from sale of rental equipment	39,450	31,621

Net cash (used in) provided by investing activities	(27,543)	4,278

Cash flows from financing activities:
Borrowings on senior secured credit facility	284,316	232,705
Payments on senior secured credit facility	(263,200)	(222,077)
Payment of deferred financing costs	(10)	(887)
Payments of related party obligation	(150)	(150)
Principal payments on notes payable	(142)	(168)
Payments on capital lease obligations	(1,120)	(3,579)

Net cash provided by financing activities	19,694	5,844

Net increase (decrease) in cash	2,766	(1,375)
Cash, beginning of period	3,358	3,891

Cash, end of period	$6,124	$2,516

See notes to consolidated financial statements.

	Six Months Ended June 30,
	2005	2004 (Restated)
	(In thousands)
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$18,077	$7,797
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,731	$19,000
Income taxes	171	—

        As of June 30, 2005 and December 31, 2004, the Company had $57.0 million and $51.2 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

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

        The accompanying consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States, and, accordingly, certain disclosures have been omitted. Results of operations for the three-month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The information included in this report should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

Restatements of Previously Issued Consolidated Financial Statements

        Our previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003 have been restated to correct errors related to the treatment of deferred taxes in connection with the Company's combination with ICM Equipment Company on June 17, 2002. For further discussion regarding the restatements, see footnote 20 of our Form 10-K for the fiscal year ended December 31, 2004. Following is a summary of the effects of the restatement adjustments and reclassifications on the Company's consolidated statement of operations for the three and six months ended June 30, 2004.

	Consolidated Statements of Operations
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	As Restated
Three Months Ended June 30, 2004
Other revenues	5,959	—	(37)	5,922
Total revenues	113,728	—	(37)	113,691
Rental depreciation	12,014	78	—	12,092
Rental expense	12,933	—	(22)	12,911
New equipment cost of revenues	23,968	—	(236)	23,732
Used equipment cost of revenues	14,515	—	236	14,751
Other cost of revenues	5,389	—	1,634	7,023
Total cost of revenues	83,041	78	1,612	84,731
Selling, general and administration expenses	26,148	(86)	(1,649)	24,413
Income from operations	4,619	8	—	4,627
Loss before income taxes	(5,112)	8	—	(5,104)
Net loss	(5,112)	8	—	(5,104)
Six Months Ended June 30, 2004
Other revenues	11,270		(21)	11,249
Total revenues	225,668	—	(21)	225,647
Rental depreciation	24,265	156	—	24,421
Rental expense	26,337		27	26,364
New equipment cost of revenues	46,842		(488)	46,354
Used equipment cost of revenues	33,079		488	33,567
Other cost of revenues	10,503		3,241	13,744
Total cost of revenues	168,502	156	3,268	171,926
Selling, general and administration expenses	51,850	(172)	(3,289)	48,389
Income from operations	5,423	16	—	5,439
Loss before income taxes	(14,168)	16	—	(14,152)
Net loss	(14,168)	16	—	(14,152)

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

        In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occured a breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded a $17.4 million loss in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court's ruling, we issued an irrevocable standby letter of credit for $19.8 million, representing the amount of the judgment plus $2.4 million in anticipated statutory interest (8%) for the twenty-four months while the judgment is being appealed. Going forward, we intend to expense any statutory interest as interest expense in the statement of operations. Currently, we pay a 225 basis point fee on the amount available for issuance. Oral arguments took place on March 3, 2005, and the appeal was then submitted for the appellate court's decision. While we are appealing this judgment, we believe that even if there is a reduction in the amount of damages awarded to the plaintiff on appeal, the judgment could have a material adverse effect on our business or financial condition.

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

  (d)
  increased the advance rate on orderly liquidation value as defined in the senior secured credit agreement of rental assets from 75% to 80%; and

  (e)
  amended the requirement of delivery of audited financial statements for the fiscal year ended December 31, 2004 from March 31, 2005 to September 30, 2005.

        The Company did not pay a loan amendment fee in exchange for execution of these amendments. As of June 30, 2005, we were in compliance with the financial covenants.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Revenues:
Equipment rentals	$45,576	$39,094	$86,167	$74,646
New equipment sales	33,417	26,480	63,715	51,777
Used equipment sales	23,962	18,369	49,581	41,631
Parts sales	17,792	15,476	34,216	29,384
Service revenues	9,887	8,350	19,050	16,960
Other	7,096	5,922	13,551	11,249

Total revenues	$137,730	$113,691	$266,280	$225,647

Gross Profit:
Equipment rentals	$21,210	$14,091	$38,118	$23,861
New equipment sales	3,860	2,748	7,695	5,423
Used equipment sales	6,040	3,618	11,863	8,064
Parts sales	5,094	4,423	10,083	8,359
Service revenues	6,140	5,181	12,057	10,509
Other	(178)	(1,101)	(920)	(2,495)

Total gross profit	$42,166	$28,960	$78,896	$53,721

	As of June 30,	As of December 31,
	2005	2004
Segment Identified Assets:
Equipment sales, net	$47,489	$39,929
Equipment rentals, net	271,004	243,630
Parts sales and service revenues	18,002	16,882

Total segment identified assets	336,495	300,441
Non-segment identified assets	114,594	108,228

Total assets	$451,089	$408,669

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

CONSOLIDATING BALANCE SHEET

	As of June 30, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$6,111	$13	$—	$6,124
Receivables, net	68,455	2,820	—	71,275
Inventories, net	59,689	5,195	—	64,884
Prepaid expenses and other assets	2,877	—	—	2,877
Rental equipment, net	256,667	14,337	—	271,004
Property and equipment, net	16,420	772	—	17,192
Deferred financing costs and other intangible assets, net	9,161	—	—	9,161
Investment in guarantor subsidiaries	5,737	—	(5,737)	—
Goodwill, net	8,572	—	—	8,572

Total assets	$433,689	$23,137	$(5,737)	$451,089

LIABILITIES AND MEMBERS' (DEFICIT) EQUITY
Liabilities:
Amount due on senior secured credit facility	$72,938	$3,471	$—	$76,409
Accounts payable	105,393	—	—	105,393
Accrued expenses payable and other liabilities	10,703	13,929	—	24,632
Inter-company balance	—	—	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	968	—	—	968
Notes payable	585	—	—	585
Senior secured notes, net of discount	198,815	—	—	198,815
Senior subordinated notes, net of discount	43,762	—	—	43,762
Capital lease obligations	—	—	—	—
Deferred compensation payable	11,146	—	—	11,146

Total liabilities	461,744	17,400	—	479,144

Members' (deficit) equity	(28,055)	5,737	(5,737)	(28,055)

Total liabilities and members' (deficit) equity	$433,689	$23,137	$(5,737)	$451,089

CONSOLIDATING BALANCE SHEET

	As of December 31, 2004
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$3,334	$24	$—	$3,358
Receivables, net	66,434	2,468	—	68,902
Inventories, net	52,641	4,170	—	56,811
Prepaid expenses and other assets	1,044	—	—	1,044
Rental equipment, net	231,330	12,300	—	243,630
Property and equipment, net	15,615	486	—	16,101
Deferred financing costs, net	10,251	—	—	10,251
Investment in guarantor subsidiaries	5,238	—	(5,238)	—
Goodwill, net	8,572	—	—	8,572

Total assets	$394,459	$19,448	$(5,238)	$408,669

LIABILITIES AND MEMBERS' (DEFICIT) EQUITY
Liabilities:
Amount due on senior secured credit facility	$51,822	$3,471	$—	$55,293
Accounts payable	92,592	—	—	92,592
Accrued expenses payable and other liabilities	20,804	115	—	20,919
Intercompany balance	(10,624)	10,624	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,062	—	—	1,062
Notes payable	727	—	—	727
Senior secured notes, net of discount	198,761	—	—	198,761
Senior subordinated notes, net of discount	43,491	—	—	43,491
Capital lease obligations	1,120	—	—	1,120
Deferred compensation payable	10,570	—	—	10,570

Total liabilities	427,759	14,210	—	441,969

Members' (deficit) equity	(33,300)	5,238	(5,238)	(33,300)

Total liabilities and members' (deficit) equity	$394,459	$19,448	$(5,238)	$408,669

CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$43,808	$1,768	$—	$45,576
New equipment sales	31,571	1,846	—	33,417
Used equipment sales	21,814	2,148	—	23,962
Parts sales	17,212	580	—	17,792
Service revenues	9,537	350	—	9,887
Other	6,772	324	—	7,096

Total revenues	130,714	7,016	—	137,730

Cost of Revenues:
Rental depreciation	12,321	555	—	12,876
Rental expense	11,255	235	—	11,490
New equipment sales	27,977	1,580	—	29,557
Used equipment sales	16,367	1,555	—	17,922
Parts sales	12,292	406	—	12,698
Service revenues	3,648	99	—	3,747
Other	6,960	314	—	7,274

Total cost of revenues	90,820	4,744	—	95,564

Gross profit	39,894	2,272	—	42,166
Selling, general and administrative expenses	25,854	1,463	—	27,317
Loss on sale of property and equipment	(144)	—	—	(144)
Equity in earnings of guarantor subsidiaries	513	—	(513)	—

Income from operations	14,409	809	(513)	14,705

Other Income (Expense):
Interest expense	(10,024)	(297)	—	(10,321)
Other, net	79	1	—	80

Total other expense, net	(9,945)	(296)	—	(10,241)

Income before provision for income taxes	4,464	513	(513)	4,464
Provision for income taxes	171	—	—	171

Net income	$4,293	$513	$(513)	$4,293

CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2004 (Restated)
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$37,552	$1,542	$—	$39,094
New equipment sales	25,402	1,078	—	26,480
Used equipment sales	17,274	1,095	—	18,369
Parts sales	15,002	474	—	15,476
Service revenues	8,050	300	—	8,350
Other	5,735	187	—	5,922

Total revenues	109,015	4,676	—	113,691

Cost of Revenues:
Rental depreciation	11,598	494	—	12,092
Rental expense	12,604	307	—	12,911
New equipment sales	22,793	939	—	23,732
Used equipment sales	13,941	810	—	14,751
Parts sales	10,722	331	—	11,053
Service revenues	3,073	96	—	3,169
Other	6,741	282	—	7,023

Total cost of revenues	81,472	3,259	—	84,731

Gross profit	27,543	1,417	—	28,960
Selling, general and administrative expenses	23,454	959	—	24,413
Gain on sale of property and equipment	72	8	—	80
Equity in earnings of guarantor subsidiaries	237	—	(237)

Income from operations	4,398	466	(237)	4,627

Other income (expense):
Interest expense	(9,559)	(229)	—	(9,788)
Other, net	57		—	57

Total other expense, net	(9,502)	(229)	—	(9,731)

Net (loss) income	$(5,104)	$237	$(237)	$(5,104)

CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$83,187	$2,980	$—	$86,167
New equipment sales	61,115	2,600	—	63,715
Used equipment sales	45,736	3,845	—	49,581
Parts sales	33,221	995	—	34,216
Service revenues	18,431	619	—	19,050
Other	13,016	535	—	13,551

Total revenues	254,706	11,574	—	266,280

Cost of Revenues:
Rental depreciation	24,012	1,028	—	25,040
Rental expense	22,483	526	—	23,009
New equipment sales	53,830	2,190	—	56,020
Used equipment sales	34,927	2,791	—	37,718
Parts sales	23,441	692	—	24,133
Service revenues	6,814	179	—	6,993
Other	13,892	579	—	14,471

Total cost of revenues	179,399	7,985	—	187,384

Gross profit	75,307	3,589	—	78,896
Selling, general and administrative expenses	50,572	2,551	—	53,123
Gain (loss) on sale of property and equipment	(112)	9	—	(103)
Equity in earnings of guarantor subsidiaries	499	—	(499)	—

Income from operations	25,122	1,047	(499)	25,670

Other Income (Expense):
Interest expense	(19,875)	(550)	—	(20,425)
Other, net	168	2	—	170

Total other expense, net	(19,707)	(548)	—	(20,255)

Income before provision for income taxes	5,415	499	(499)	5,415
Provision for income taxes	171	—	—	171

Net income	$5,244	$499	$(499)	$5,244

CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2004 (Restated)
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$72,051	$2,595	$—	$74,646
New equipment sales	50,020	1,757	—	51,777
Used equipment sales	39,062	2,569	—	41,631
Parts sales	28,611	773	—	29,384
Service revenues	16,415	545	—	16,960
Other	10,934	315	—	11,249

Total revenues	217,093	8,554	—	225,647

Cost of Revenues:
Rental depreciation	23,496	925	—	24,421
Rental expense	25,783	581	—	26,364
New equipment sales	44,829	1,525	—	46,354
Used equipment sales	31,655	1,912	—	33,567
Parts sales	20,497	528	—	21,025
Service revenues	6,283	168	—	6,451
Other	13,163	581	—	13,744

Total cost of revenues	165,706	6,220	—	171,926

Gross profit	51,387	2,334	—	53,721
Selling, general and administrative expenses	46,421	1,968	—	48,389
Gain on sale of property and equipment	98	9	—	107
Deficit in earnings of guarantor subsidiaries	(52)	—	52	—

Income from operations	5,012	375	52	5,439

Other Income (Expense):
Interest expense	(19,235)	(440)	—	(19,675)
Other, net	71	13	—	84

Total other expense, net	(19,164)	(427)	—	(19,591)

Net (loss) income	$(14,152)	$(52)	$52	$(14,152)

CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$5,244	$499	$(499)	$5,244
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation on property and equipment	2,310	89	—	2,399
Depreciation on rental equipment	24,013	1,028	—	25,041
Amortization of loan discounts and deferred financing costs	1,355	—	—	1,355
Amortization of other intangible assets	70	—	—	70
Provision for losses on accounts receivable	540	90	—	630
Provision for obsolescence	30	—	—	30
(Gain) loss on sale of property and equipment	111	(9)	—	102
Gain on sale of rental equipment	(9,396)	(990)	—	(10,386)
Equity in earnings of guarantor subsidiaries	(499)	—	499	—
Changes in operating assets and liabilities:
Receivables, net	(2,559)	(442)	—	(3,001)
Inventories, net	(20,306)	(5,876)	—	(26,182)
Prepaid expenses and other assets	(1,833)	—	—	(1,833)
Accounts payable	12,801	—	—	12,801
Accrued expenses payable and other liabilities	3,672	97	—	3,769
Intercompany balance	(3,093)	3,093	—	—
Deferred compensation payable	576	—	—	576

Net cash provided by operating activities	13,036	(2,421)	—	10,615

Cash flows from investing activities:
Purchases of property and equipment	(3,411)	(748)	—	(4,159)
Purchases of rental equipment	(63,028)	(374)	—	(63,402)
Proceeds from sale of property and equipment	560	8	—	568
Proceeds from sale of rental equipment	35,925	3,525	—	39,450

Net cash (used in) provided by investing activities:	(29,954)	2,411	—	(27,543)

Cash flows from financing activities:
Borrowings on senior secured credit facility	284,316	—	—	284,316
Payments on senior secured credit facility	(263,200)		—	(263,200)
Payment of deferred financing costs	(10)	—	—	(10)
Payments of related party obligation	(150)	—	—	(150)
Principal payments on notes payable	(142)	—	—	(142)
Payments on capital lease obligations	(1,120)	—	—	(1,120)

Net cash provided by financing activities	19,694	—	—	19,694

Net increase (decrease) in cash	2,776	(10)	—	2,766
Cash, beginning of period	3,334	24	—	3,358

Cash, end of period	$6,110	$14	$—	$6,124

CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2004 (Restated)
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,152)	$(52)	$52	$(14,152)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation on property and equipment	1,667	66	—	1,733
Depreciation on rental equipment	23,496	925	—	24,421
Amortization of loan discounts and deferred financing costs	1,294	—	—	1,294
Amortization of other intangibles	102			102
Provision for losses on accounts receivable	470	39	—	509
Provision for obsolescence	53	—	—	53
Gain on sale of property and equipment	(98)	(9)	—	(107)
Gain on sale of rental equipment	(6,542)	(611)	—	(7,153)
Deficit in earnings of guarantor subsidiaries	52	—	(52)	—
Changes in operating assets and liabilities:
Receivables, net	(3,207)	(915)	—	(4,122)
Inventories, net	(13,505)	(797)	—	(14,302)
Prepaid expenses and other assets	(275)	—	—	(275)
Accounts payable	(4,196)	—	—	(4,196)
Accrued expenses payable and other liabilities	4,167	13	—	4,180
Intercompany balance	(5,053)	5,053	—	—
Accrued loss from litigation	—	—	—	—
Deferred compensation payable	518	—	—	518

Net cash (used in) provided by operating activities	(15,209)	3,712	—	(11,497)

Cash flows from investing activities:
Purchases of property and equipment	(1,508)	(239)	—	(1,747)
Purchases of rental equipment	(20,428)	(5,396)	—	(25,824)
Proceeds from sale of property and equipment	218	10	—	228
Proceeds from sale of rental equipment	29,325	2,296	—	31,621

Net cash provided by (used in) investing activities:	7,607	(3,329)	—	4,278

Cash flows from financing activities:
Borrowings on senior secured credit facility	232,705	—	—	232,705
Payments on senior secured credit facility	(221,675)	(402)	—	(222,077)
Payment of deferred financing costs	(887)	—	—	(887)
Payments on related party obligation	(150)	—	—	(150)
Principal payments on notes payable	(168)	—	—	(168)
Payments on capital lease obligations	(3,579)	—	—	(3,579)

Net cash provided by (used in) financing activities	6,246	(402)	—	5,844

Net increase (decrease) in cash	(1,356)	(19)	—	(1,375)
Cash, beginning of period	3,868	23	—	3,891

Cash, end of period	$2,512	$4	$—	$2,516

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews our operations for the three and six months ended June 30, 2005 and 2004 and should be read in conjunction with the unaudited consolidated financial statements and related notes included herein. The following discussion and analysis should be read in conjunction with the financial statements and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements."

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

  •
  Services. Our services operation provides maintenance and repair services for our customers' equipment and to our own rental fleet at our facilities as well as at our customers' locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer's warranty. We have approximately 521 highly skilled service technicians.

        Our non-segmented other revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight, and damage waivers, and are not generally allocated to reportable segments.

  Revenue Sources

        Total Revenues.    We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the six months ended June 30, 2005, approximately 32.4% of our total revenues were attributable to equipment rentals, 23.9% of our total revenues were attributable to new equipment sales, 18.6% were attributable to used equipment sales, 12.8% were attributable to parts sales, 7.2% were attributable to our service revenues and 5.1% were attributable to non-segmented other revenues.

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

          Service Revenues.    We derive our service revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers. These preventative maintenance services accounted for approximately 11% of our services revenues for the three months ended June 30, 2005. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles. We recognize service revenues at the time services are rendered.

          Non-Segmented Other Revenues.    Our non-segmented other revenues consist of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize revenue for support services at the time we generate an invoice for such services.

  Principal Costs and Expenses

        Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expense, rental depreciation and costs associated with parts sales and services, which are all included in costs of revenues. For the six months ended June 30, 2005, our total cost of revenues was approximately $187.4 million. Our operating expenses consist principally of selling, general and administrative expenses. For the six months ended June 30, 2005, our operating expenses were approximately $53.1 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below gross profit are not generally allocated to our reportable segments.

        Cost of Revenues:

          Rental Depreciation.    Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Esimated useful lives vary based upon type of equipment. Generally, the Company depreciates cranes and aerial work platforms over a ten year useful life, earthmoving over a five year useful life with a 25% salvage value and industrial lift trucks over a seven year useful life. Attachments and other smaller type equipment are fully depreciated over a three year useful life.

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

  Rental Fleet

        A significant portion of our overall value is in our rental fleet equipment. Our rental fleet (including rental equipment financed with operating leases) as of June 30, 2005, consists of 13,726 units having an original acquisition cost (which is the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $486.1 million and an average age of 42.4 months.

        Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. While we minimally increased the size of our rental fleet over the last twelve months, the mix among our four core product lines remained consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, our fleet is extremely well-maintained.

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

Three months ended June 30, 2005 compared to three months ended June 30, 2004 (restated)

  Revenues

	Three Months Ended June 30,
	2005	2004 (Restated)	Total Dollar Change	Total Percent Change
Segment Revenues:
Equipment rentals	$45.6	$39.1	$6.5	16.6%
New equipment sales	33.4	26.5	6.9	26.0
Used equipment sales	23.9	18.4	5.5	29.9
Parts sales	17.8	15.5	2.3	14.8
Service revenues	9.9	8.3	1.6	19.3
Non-segmented revenues	7.1	5.9	1.2	20.3

Total revenues	$137.7	$113.7	$24.0	21.1%

        Total Revenues.    Our second quarter 2005 total revenues were $137.7 million compared to $113.7 million in the second quarter of 2004, a $24.0 million or 21.1% increase. Revenues increased for all reportable segments as a result of increased customer demand for our products and services.

        Equipment Rentals.    Our revenues from equipment rentals increased $6.5 million, or 16.6%, to $45.6 million for the second quarter of 2005 from $39.1 million for the second quarter of 2004. The increase is primarily a result of improved rental rates and higher time utilization. As a result of increased customer demand, rental revenues increased in all four core product lines with the primary increase attributable to aerial work platforms and cranes. Aerial work platform rental revenues increased $4.4 million quarter over quarter, and crane rental revenues increased $0.9 million quarter over quarter. Rental equipment dollar utilization (quarterly rental revenues annualized, divided by the average quarterly original rental fleet equipment cost of $476.9 million and $481.2 million for 2005 and 2004, respectively) was approximately 38.2% for the second quarter of 2005 compared to 32.5% for the second quarter of 2004.

        New Equipment Sales.    Our new equipment sales increased $6.9 million, or 26.0%, to $33.4 million for the second quarter of 2005 from $26.5 million for the second quarter of 2004. During the second quarter of 2005, sales of new cranes increased $2.8 million, aerial work platforms increased $1.4 million and sales of new earthmoving increased $3.3 million. Increases in these core products were offset by a $0.6 million decline in new lift truck sales.

        Used Equipment Sales.    Our used equipment sales increased $5.5 million, or 29.9%, to $23.9 million for the second quarter of 2005 from $18.4 million for the second quarter of 2004. In the second quarter of 2005, we sold our used equipment at approximately 133.7% of net book value compared to 124.5% of net book value in the second quarter of 2004. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

        Parts Sales.    Our parts sales increased $2.3 million, or 14.8%, to $17.8 million for the second quarter of 2005 from $15.5 million for the second quarter of 2004. The increase was primarily attributable to increased customer demand for parts.

        Service Revenues.    Our service revenues increased $1.6 million or 19.3%, to $9.9 million in the second quarter of 2005 from $8.3 million in the second quarter of 2004 primarily attributable to increased demand for service support.

        Non-Segmented Revenues.    Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $1.2 million, or 20.3%, during the second quarter of 2005. These support activities increased due primarily to the increases in charge-out rates and in our primary business activities.

  Gross profit

	Three Months Ended June 30,
	2005	2004 (Restated)	Total Dollar Change	Total Percent Change
Segmented Gross Profit:
Equipment rentals	$21.2	$14.1	$7.1	50.4%
New equipment sales	3.9	2.7	1.2	44.4
Used equipment sales	6.0	3.6	2.4	66.7
Parts sales	5.1	4.4	0.7	15.9
Service revenues	6.1	5.2	0.9	17.3
Non-segmented gross profit	(0.2)	(1.1)	0.9	(81.8)

Total gross profit	$42.1	$28.9	$13.2	45.7%

        Total Gross Profit.    Our second quarter of 2005 total gross profit was $42.1 million compared to $28.9 million in the second quarter of 2004, a $13.2 million, or 45.7% increase. Gross profit increased primarily as a result of the increase in rental revenues. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for the second quarter of 2005 was 30.6% up from 25.4% for the second quarter of 2004. Our gross profit was attributable to:

    Equipment Rentals Gross Profit.    Our equipment rentals gross profit increased $7.1 million, or 50.4%, to $21.2 million for the second quarter of 2005 from $14.1 million for the second quarter of 2004. The increase is primarily a result of a $6.5 million increase in rental revenue combined with a $0.6 million net decrease in rental depreciation and rental expenses.

  Depreciation expense on our rental fleet equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense increased approximately $0.9 million as a result of having increased the total rental fleet. For the second quarter of 2005, our maintenance and repair expense decreased approximately $0.6 million, and other rental expenses, including property taxes and operating lease expense, decreased approximately $0.9 million.

    New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $1.2 million, or 44.4%, to $3.9 million for the second quarter of 2005 from $2.7 million for the second quarter of 2004. The increase in new equipment sales gross profit is attributable primarily to higher new equipment sales revenues, improved margins and the mix of equipment sold.

    Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $2.4 million, or 66.7%, to $6.0 million for the second quarter of 2005 from $3.6 million for the second quarter of 2004. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of equipment sold.

    Parts Sales Gross Profit.    Our parts sales gross profit increased $0.7 million, or 15.9%, to $5.1 million for the second quarter of 2005 from $4.4 million for the second quarter of 2004. The increase was attributable primarily to increased customer demand for parts sales.

    Service Revenues Gross Profit.    Our service revenues gross profit increased $0.9 million, or 17.3%, to $6.1 million from $5.2 million in 2004. The increase was primarily attributable to increased customer demand for service support.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $2.8 million, or 11.4%, to $27.3 million for the second quarter of 2005 from $24.5 million for the second quarter of 2004. Approximately $2.1 million of the total increase was related to higher sales commissions, performance incentives, benefits and professional services. As a percent of total revenues, SG&A expenses were 19.8% for the second quarter of 2005 down from 21.5% for the second quarter of 2004.

        Income Taxes.    We are a limited liability company and have elected to be treated as a C Corporation for income tax purposes. At the end of the second quarter of 2005 and 2004, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Six months ended June 30, 2005 compared to six months ended June 30, 2004 (restated)

  Revenues

	Six Months Ended June 30,
	2005	2004 (Restated)	Total Dollar Change	Total Percent Change
Segment Revenues:
Equipment rentals	$86.2	$74.6	$11.6	15.5%
New equipment sales	63.7	51.8	11.9	23.0
Used equipment sales	49.6	41.6	8.0	19.2
Parts sales	34.2	29.4	4.8	16.3
Service revenues	19.1	17.0	2.1	12.4
Non-segmented revenues	13.5	11.2	2.3	20.5

Total revenues	$266.3	$225.6	$40.7	18.0%

        Total Revenues.    Our total revenues for the first six months of 2005 were $266.3 million compared to $225.6 million for the first six months of 2004, a $40.7 million, or 18.0% increase. Revenues increased for all reportable segments as a result of increased customer demand for our products and services.

        Equipment Rentals.    Our revenues from equipment rentals increased $11.6 million, or 15.5%, to $86.2 million for the first six months of 2005 from $74.6 million for the first six months of 2004. The increase is primarily a result of improved rental rates and higher time utilization. Rental revenues increased in all four core product lines with the primary increase attributable to aerial work platforms, cranes, and lift trucks. Revenues from aerial work platforms increased $8.9 million, cranes increased $1.2 million and lift trucks increased $0.9 million. The remaining increase in rental revenues related to earthmoving and miscellaneous product lines. Rental equipment dollar utilization (quarterly rental revenues annualized, divided by the average quarterly original rental fleet equipment cost of $469.5 million and $481.4 million for 2005 and 2004, respectively) was approximately 36.7% for the first six months of 2005 compared to 31.0% for the first six months of 2004.

        New Equipment Sales.    Our new equipment sales increased $11.9 million, or 23.0%, to $63.7 million for the first six months of 2005 from $51.8 million for the first six months of 2004. During the first six months of 2005, sales of new aerial work platforms increased $3.8 million while new equipment sales of earthmoving increased $4.1 million, new equipment crane sales increased $1.6 million and new lift trucks sales increased $1.1 million. Other new equipment sales also increased.

        Used Equipment Sales.    Our used equipment sales increased $8.0 million, or 19.2%, to $49.6 million for the first six months of 2005 from $41.6 million for the first six months of 2004. In the first six months of 2005, we sold our used equipment at approximately 131.5% of net book value compared to 124.0% of net book value in the first six months of 2004. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

        Parts Sales.    Our parts sales increased $4.8 million, or 16.3%, to $34.2 million for the first six months of 2005 from $29.4 million for the first six months of 2004. The increase was primarily attributable to increased customer demand for parts.

        Service Revenues.    Our service revenues increased $2.1 million or 12.4%, to $19.1 million in the first six months of 2005 from $17.0 million in the first six months of 2004 primarily attributable to increased demand for service support.

        Non-Segmented Revenues.    Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $2.3 million, or 20.5%, during the first six months of 2005. These support activities increased due to the increases in charge-out rates and in our primary business activities.

  Gross profit

	Six Months Ended June 30,
	2005	2004 (Restated)	Total Dollar Change	Total Percent Change
Segmented Gross Profit:
Equipment rentals	$38.1	$23.9	$14.2	59.4%
New equipment sales	7.7	5.4	2.3	42.6
Used equipment sales	11.9	8.1	3.8	46.9
Parts sales	10.1	8.3	1.8	21.7
Service revenues	12.1	10.5	1.6	15.2
Non-segmented gross profit	(1.0)	(2.5)	1.5	(60.0)

Total gross profit	$78.9	$53.7	$25.2	46.9%

        Total Gross Profit.    Our first six months of 2005 total gross profit was $78.9 million compared to $53.7 million in the first six months of 2004, a $25.2 million, or 46.9% increase. Gross profit increased primarily as a result of the increase in rental revenues combined with reduced rental expense. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for the first six months of 2005 was 29.6% up from 23.8% for the first six months of 2004. Our gross profit was attributable to:

    Equipment Rentals Gross Profit.    Our equipment rentals gross profit increased $14.2 million, or 59.4%, to $38.1 million for the first six months of 2005 from $23.9 million for the first six months of 2004. The increase is primarily a result of a $11.6 million increase in rental revenue combined with a combined $3.3 million decrease in rental expense.

  Depreciation expense on our rental fleet equipment is recorded in equipment rentals cost of revenues. Total rental fleet depreciation expense increased approximately $0.7 million as a result of having increased the total rental fleet. For the first six months of 2005, our maintenance and repair expense decreased approximately $1.5 million, and other miscellaneous rental expenses, including property taxes and operating lease expense, decreased approximately $1.8 million.

    New Equipment Sales Gross Profit.    Our new equipment sales gross profit increased $2.3 million, or 42.6%, to $7.7 million for the first six months of 2005 from $5.4 million for the first six months of 2004. The increase in new equipment sales gross profit is attributable primarily to higher new equipment sales revenues, improved margins and the mix of equipment sold.

    Used Equipment Sales Gross Profit.    Our used equipment sales gross profit increased $3.8 million, or 46.9%, to $11.9 million for the first six months of 2005 from $8.1 million for the first six months of 2004. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of equipment sold.

    Parts Sales Gross Profit.    Our parts sales gross profit increased $1.8 million, or 21.7%, to $10.1 million for the first six months of 2005 from $8.3 million for the first six months of 2004. The increase was attributable primarily to increased customer demand for parts sales.

    Service Revenues Gross Profit.    Our service revenues gross profit increased $1.6 million, or 15.2%, to $12.1 million from $10.5 million in 2004. The increase was primarily attributable to increased customer demand for service support.

        Selling, General and Administrative Expenses.    Selling, general and administrative (SG&A) expenses increased $4.7 million, or 9.7%, to $53.1 million for the first six months of 2005 from $48.4 million for the first six months of 2004. Approximately $3.3 million of the total increase was related to higher sales commissions, performance incentives, benefits and professional services. As a percent of sales, SG&A expenses were 19.9% for the first six months of 2005 down from 21.4% for the first six months of 2004.

        Income Taxes.    We are a limited liability company and have elected to be treated as a C Corporation for income tax purposes. At the end of the second quarter of 2005 and 2004, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Liquidity and Capital Resources

        Cash flow from operating activities.    For the six months ended June 30, 2005, our cash flows provided by operating activities was $10.6 million. Our cash flows from operations were primarily attributed to our reported net income of $5.2 million which, when adjusted for non-cash expense items, such as depreciation and amortization and gains on sale of long-lived assets, provided cash flow of $24.5 million. This amount was principally offset by increases in our receivables of $3.0 million, an increase of inventories of $26.2 million and an increase in prepaid and other retail sales and assets of $1.8 million. The increase in our inventories relates to maintaining proper inventory levels for transfers to the rental fleet to facilitate our capital expenditures. Receivables increased primarily as a result of an increase in sales. Prepaid expenses and other assets increased primarily due to timing of our payments for insurance premiums and other annual expenses. Positively impacting our cash flows from operations was an increase in accounts payable of $12.8 million primarily related to equipment purchases. In addition, an increase in accrued expenses and other liabilities of $3.8 million provided cash from operations primarily due to timing of payments of accrued wages, benefits, interest and property taxes.

        For the six months ended June 30, 2004, our cash used in operating activities was $11.5 million. Our cash flows from operating activities were primarily attributed to our reported loss of $14.2 million which, when adjusted for non-cash expense items, such as depreciation and amortization, and gains on sale of long-lived assets provided positive cash flows of $6.6 million. Other uses of operating cash flow was an increase in receivables of $4.1 million, an increase in inventories of $14.2 million, and a decrease in accounts payable of $4.2 million. This amount was offset by an $4.2 million increase in accrued expenses.

        Cash flow from investing activities.    For the six months ended 2005, cash used by our investing activities was $27.5 million. This is a result of purchases of $67.5 million in rental and non-rental equipment offset by proceeds from sale of rental and non-rental equipment of $40.0 million. For the six months ended 2004, cash provided by our investing activities was $4.3 million. This is a result of proceeds from sale of rental and non-rental equipment of $31.8 million offset by $27.5 million purchases of rental and non-rental equipment.

        Cash flow from financing activities.    For the six months ended 2005, cash provided by our financing activities was $19.7 million. Our total borrowings under the amended senior secured credit facility were $284.3 million and total payments under the amended senior secured credit facility were $263.2 million. Payments on capital leases and other notes were $1.3 million. For the six months ended 2004, cash provided by financing activities was $5.8 million. Our total borrowings under the amended senior secured credit facility were $232.7 million and total payments under the amended senior secured credit facility were $222.1 million. Payments on capital leases and other notes were $3.7 million.

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

        On March 29, 2005, we again amended the annual requirement of delivery of audited financial statements for the fiscal year ended December 31, 2004 from March 31, 2005 to September 30, 2005. The Company did not pay a loan amendment fee for the amendments entered into during the first quarter of 2005. As of June 30, 2005, we were in compliance with the financial covenants in place at that time.

  Cash Requirements Related to Operations

        Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. As of June 30, 2005, the total balance outstanding on the amended senior secured credit facility was $76.4 million with $45.9 million available in additional borrowings, net of $27.7 million in standby letters of credit. Also on June 30, 2005, our total balance payable on notes payable were $0.6 million.

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

Certain Information Concerning Off-Balance Sheet Arrangements

        At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases.

Contractual and Commercial Commitments Summary

        We had no material changes to contractual cash obligations and commercial commitments for the six months ended June 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon a LIBOR margin of 2.25%. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the amended senior secured credit facility. At June 30, 2005, we had variable rate debt representing 24.0% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at June 30, 2005, a one percent increase in market rates would increase our annual interest expense approximately $1.3 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 76.0% of our total debt. The annual interest rates on our senior secured credit facility average 7.3% in 2005 compared to 6.8% in 2004.

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

  During these re-audits, we discovered that we incorrectly recognized the deferred tax components related to the tax basis of carryover goodwill acquired in our combination with ICM Equipment Company in 2002. After internal review and consultation with our Audit Committee, we determined to restate our 2002 and 2003 financial statements to reflect the proper accounting treatment of deferred income taxes. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005 to properly record and report the correct accounting treatment of deferred taxes from our 2002 transaction. However, after discovery of this issue, we revisited and reassessed, in consultation with our accountants and our tax manager (who joined us in 2003), the tax treatment, including deferred tax components, for the 2002 transaction to ensure that there were no additional corrections necessary in this regard. To the extent we engage in acquisition transactions in the future, our disclosure controls and procedures now include the involvement of our tax manager in the appropriate tax analysis and related financial disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the filing date of this quarterly report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

  There have been no significant changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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