Form 10-Q
period 2005-09-30
H&E EQUIPMENT SERVICES LLC
filed 2005-11-10
CIK 1177257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers:	333-99587
333-99589

H&E EQUIPMENT SERVICES L.L.C.

(Exact name of registrant as specified in its charter)

Louisiana	72-1287046
(State of Incorporation)	(I.R.S. Employer Identification No.)
11100 Mead Road, Suite 200,
Baton Rouge, Louisiana	70816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (225) 298-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

H&E Holdings L.L.C. owns 100% of the registrant’s limited liability company interests.

H&E EQUIPMENT SERVICES L.L.C.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.                        Unaudited Financial Statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash	$4,440	$3,358
Receivables, net of allowance for doubtful accounts of $2,303 and $2,732, respectively	83,075	68,902
Inventories, net of reserve for obsolescence of $1,134 and $1,490, respectively	73,584	56,811
Prepaid expenses and other assets	3,102	1,044
Rental equipment, net of accumulated depreciation of $130,128 and $124,411, respectively	296,237	243,630
Property and equipment, net of accumulated depreciation of $20,091 and $17,674, respectively	17,312	16,101
Deferred financing costs and other intangible assets, net of accumulated amortization of $6,719 and $5,092, respectively	8,634	10,251
Goodwill, net of accumulated amortization of $758	8,572	8,572
Total assets	$494,956	$408,669
LIABILITIES AND MEMBERS’ DEFICIT
Liabilities:
Amount due on senior secured credit facility	$81,205	$55,293
Accounts payable	123,236	92,592
Accrued expenses payable and other liabilities	37,262	20,919
Accrued loss from litigation	17,434	17,434
Related party obligation	919	1,062
Notes payable	546	727
Senior secured notes, net of discount	198,844	198,761
Senior subordinated notes, net of discount	43,906	43,491
Capital lease obligations	—	1,120
Deferred compensation payable	11,434	10,570
Total liabilities	514,786	441,969
Members’ deficit	(19,830)	(33,300)
Total liabilities and members’ deficit	$494,956	$408,669

See notes to consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (Restated)	2005	2004 (Restated)
	(In thousands)		(In thousands)
Revenues:
Equipment rentals	$50,409	$42,076	$136,576	$116,722
New equipment sales	36,152	28,793	99,867	80,570
Used equipment sales	26,751	20,353	76,332	61,984
Parts sales	16,986	14,951	51,202	44,335
Service revenues	10,409	8,486	29,459	25,446
Other	7,749	6,315	21,300	17,564
Total revenues	148,456	120,974	414,736	346,621
Cost of Revenues:
Rental depreciation	14,354	12,292	39,394	36,713
Rental expense	12,015	12,431	35,024	38,795
New equipment sales	31,783	25,592	87,803	71,946
Used equipment sales	20,325	16,167	58,043	49,734
Parts sales	11,972	10,741	36,105	31,766
Service revenues	3,980	3,188	10,973	9,639
Other	7,229	7,180	21,700	20,924
Total cost of revenues	101,658	87,591	289,042	259,517
Gross profit	46,798	33,383	125,694	87,104
Selling, general and administrative expenses	28,219	24,489	81,342	72,878
Gain on sale of property and equipment	118	49	15	156
Income from operations	18,697	8,943	44,367	14,382
Other Income (Expense):
Interest expense	(10,557)	(10,161)	(30,982)	(29,836)
Other, net	85	11	255	95
Total other expense, net	(10,472)	(10,150)	(30,727)	(29,741)
Income (loss) before provision for income taxes	8,225	(1,207)	13,640	(15,359)
Provision for income taxes	—	—	171	—
Net income (loss)	$8,225	$(1,207)	$13,469	$(15,359)

See notes to consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004 (Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,469	$(15,359)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	3,752	2,672
Depreciation on rental equipment	39,394	36,713
Amortization of loan discounts and deferred financing costs	2,044	1,958
Amortization of other intangible assets	82	191
Provision for losses on accounts receivable	1,096	1,037
Provision for obsolescence	30	53
Gain on sale of property and equipment	(15)	(156)
Gain on sale of rental equipment	(16,199)	(11,087)
Changes in operating assets and liabilities:
Receivables	(15,269)	(7,215)
Inventories	(36,378)	(21,833)
Prepaid expenses and other assets	(2,058)	(582)
Accounts payable	30,644	(3,663)
Accrued expenses payable and other liabilities	16,426	13,246
Deferred compensation payable	864	(575)
Net cash provided by (used in) operating activities	37,882	(4,600)
Cash flows from investing activities:
Purchases of property and equipment	(5,672)	(3,272)
Purchases of rental equipment	(117,723)	(48,823)
Proceeds from sale of property and equipment	725	295
Proceeds from sale of rental equipment	61,494	48,195
Net cash used in investing activities	(61,176)	(3,605)
Cash flows from financing activities:
Borrowings on senior secured credit facility	424,867	350,067
Payments on senior secured credit facility	(398,955)	(338,286)
Payments of deferred financing costs	(10)	(887)
Payments of related party obligation	(225)	(225)
Principal payments on notes payable	(181)	(241)
Payments on capital lease obligations	(1,120)	(3,899)
Net cash provided by financing activities	24,376	6,529
Net increase (decrease) in cash	1,082	(1,676)
Cash, beginning of period	3,358	3,891
Cash, end of period	$4,440	$2,215

See notes to consolidated financial statements.

H&E EQUIPMENT SERVICES L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004 (Restated)
	(In thousands)
Supplemental schedule of noncash investing activities:
Assets transferred from new and used inventory to rental fleet	$19,573	$8,629
Non-compete agreement	—	469
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,084	$21,643
Income taxes	171	19

As of September 30, 2005 and December 31, 2004, the Company had $62.7 million and $51.2 million, respectively, in manufacturer flooring plans payable outstanding, which were used to finance purchases of inventory and rental equipment.

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

The nature of the the Company’s business is such that short-term obligations are typically met by cash flows generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

Nature of Operations

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial platform equipment, (2) cranes, (3) earthmoving equipment and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enabling us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our used and new equipment sales, rental, parts sales and service operations.

The accompanying consolidated financial statements are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements prepared in accordance with accounting principles generally accepted in the United States, and, accordingly, certain disclosures have been omitted. Results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The information included in this report should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The Company prepares the financial statements in accordance with accounting principles generally accepted in the United States. In applying many accounting principles, management makes assumptions, estimates and /or judgments. These assumptions, estimates and/or judgments are often subjective and may change based on changing circumstances or changes in management’s analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter the Company’s results of operations.

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Reclassifications and Restatements

Reclassifications

Certain amounts in the prior-period consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-period consolidated financial statements.

Restatements of Previously Issued Consolidated Financial Statements

Our previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003 have been restated to correct errors related to the treatment of deferred taxes in connection with the Company’s combination with ICM Equipment Company on June 17, 2002. For further discussion regarding the restatements, see footnote 20 of our Form 10-K for the fiscal year ended December 31, 2004. Following is a summary of the effects of the restatement adjustments and reclassifications on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2004.

	Consolidated Statements of Operations
	As Previously	Restatement	Reclassification
	Reported	Adjustments	Adjustments	As Restated
Three Months Ended September 30, 2004
Other revenues	6,230	—	85	6,315
Total revenues	120,889	—	85	120,974
Rental depreciation	12,214	78	—	12,292
Rental expense	12,474	—	(43)	12,431
New equipment cost of revenues	25,949	—	(357)	25,592
Used equipment cost of revenues	15,810	—	357	16,167
Other cost of revenues	5,373	—	1,807	7,180
Total cost of revenues	85,749	78	1,764	87,591
Selling, general and administration expenses	26,254	(86)	(1,679)	24,489
Income from operations	8,935	8	—	8,943
Loss before income taxes	(1,215)	8	—	(1,207)
Net loss	(1,215)	8	—	(1,207)
Nine Months Ended September 30, 2004
Other revenues	17,500	—	64	17,564
Total revenues	346,557	—	64	346,621
Rental depreciation	36,479	234	—	36,713
Rental expense	38,811	—	(16)	38,795
New equipment cost of revenues	72,791	—	(845)	71,946
Used equipment cost of revenues	48,889	—	845	49,734
Other cost of revenues	15,876	—	5,048	20,924
Total cost of revenues	254,251	234	5,032	259,517
Selling, general and administration expenses	78,104	(258)	(4,968)	72,878
Income from operations	14,358	24	—	14,382
Loss before income taxes	(15,383)	24	—	(15,359)
Net loss	(15,383)	24	—	(15,359)

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Litigation

The Company is party to various litigation matters, in most cases (except for the legal proceeding referred to below) involving ordinary and routine claims incidental to the Company’s business. The Company cannot estimate with certainty the ultimate legal and financial liability with respect to such pending matters (excluding the legal proceeding referred to below). However, management believes, based on their examination of such matters, that the Company’s ultimate liability will not have a material adverse effect on its business or financial condition.

In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occured a breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded a $17.4 million loss in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court’s ruling, we posted and filed an irrevocable standby letter of credit for $20.1 million, representing the amount of the judgment plus $2.7 million in anticipated statutory interest (8%) for the twenty-four months while the judgment was to be appealed. As of September 30, 2005, our fee was 250 basis points on the amount available for issuance.

On October 18, 2005, the Court of Appeals of North Carolina denied our appeal.  We are currently evaluating whether to pursue any further appeals.  In the event we do not further appeal the judgment, we anticipate that an order would be entered by the trial court within approximately 30 days and payment would be due shortly thereafter.

This ruling does not cause a default or an event of acceleration under our senior secured credit facility, senior secured notes or senior subordinated notes.  The payment of damages will not adversely impact our liquidity, because the payment will be funded through our senior secured credit and availability under the senior secured credit facility was already reduced by the amount of the letter of credit.  In addition, this will not adversely impact our balance sheet or statement of operations, because the judgment, including statutory interest through September 30, 2005, had already been reflected on our financial statements.  We will continue to expense interest through the date of payment.

4.   Senior Secured Credit Facility

During the first quarter of 2005, the Company entered into three amendments to its senior credit agreement dated June 17, 2002, governing its senior secured credit facility. The amendments accomplished the following:

(a)   increased the maximum annual property and equipment expenditures to $8.5 million;

(b)         lowered interest rates according to a pricing grid based upon daily average excess availability for the immediately preceding fiscal month. We elect interest at either the Index Rate (the higher of the prime rate, as determined pursuant to the amended credit agreement, and the federal funds rate plus 50 basis points) plus the applicable revolver Index margin per annum or the applicable London Interbank Offered Rate, or LIBOR rate, plus the applicable revolver LIBOR margin per each calendar month. With daily average excess availability equal to or more than $40 million, the LIBOR margin will be 2.25% and the Index margin will be .75%. If availability falls below $40

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Senior Secured Credit Facility (Continued)

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

On October 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement dated June 17, 2002.  Principally, the amendment

(a)   increased the aggregate revolving loan commitment from $150.0 million to $165.0 million;

(b)   increased the block on availability of assets from $15.0 million to $16.5 million, based on the total borrowing base assets; and

(c)   increased the lien basket for purchase money indebtedness and conditional sale or other title retention agreements with respect to equipment, from $90.0 million to $125.0 million.

In connection with Amendment No. 8, we paid a loan amendment fee of $81,250.  As of September 30, 2005, we were in compliance with the financial covenants.

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Segment Information

The Company has identified five reportable segments: equipment rentals, new equipment sales, used equipment sales, parts sales and service revenues. These segments are based upon how management allocates resources and assesses performance. Non-segmented revenues and non-segmented costs relate to equipment support activities including transportation, hauling, parts freight and damage-waiver charges and are not allocated to the other reportable segments. Selling, general, and administrative expenses and all other income and expense items below gross profit are not generally allocated to reportable segments. The Company does not compile discrete financial information by its segments other than the information presented below. The following table presents unaudited information about the Company’s reportable segments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Revenues:
Equipment rentals	$50,409	$42,076	$136,576	$116,722
New equipment sales	36,152	28,793	99,867	80,570
Used equipment sales	26,751	20,353	76,332	61,984
Parts sales	16,986	14,951	51,202	44,335
Service revenues	10,409	8,486	29,459	25,446
Other	7,749	6,315	21,300	17,564
Total revenues	$148,456	$120,974	$414,736	$346,621
Gross Profit:
Equipment rentals	$24,040	$17,353	$62,158	$41,214
New equipment sales	4,369	3,201	12,064	8,624
Used equipment sales	6,426	4,186	18,289	12,250
Parts sales	5,014	4,210	15,097	12,569
Service revenues	6,429	5,298	18,486	15,807
Other	520	(865)	(400)	(3,360)
Total gross profit	$46,798	$33,383	$125,694	$87,104

	As of September 30,	As of December 31,
	2005	2004
Segment Identified Assets:
Equipment sales, net	$53,087	$39,929
Equipment rentals, net	296,237	243,630
Parts sales and service revenues	20,497	16,882
Total segment identified assets	369,821	300,441
Non-segment identified assets	125,135	108,228
Total assets	$494,956	$408,669

The Company operates in the United States and had minimal international sales for any of the periods presented. No one customer accounted for more than 10% of the Company’s annualized sales on an overall basis for any of the periods presented.

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No 123. Historically, we have not used share-based compensation schemes for compensation our employees. Therefore, the adoption of SFAS No. 123(R) is not expected to have any impact on our reported results of operations upon adoption. However, should we determine to employ share-based compensation schemes in the future, SFAS No. 123(R) would have a currently indeterminate impact on us.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20. “Accounting Changes” and FASB Statement No. 3. “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company has incorporated the provisions of SFAS 154 in the presentation of our Consolidated Statements of Income for the three and nine months ended September 30, 2004, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2004.

7.   Impact of Recent Natural Disaster

The Company has four facilities located in the area most significantly affected by Hurricanes Katrina and Rita. None of the facilities were forced to close for any extended period of time, and all of them are currently open and fully operational. Any negative financial impact of Hurricanes Katrina and Rita relating to these facilities is not expected to be material to the Company.

8.   Consolidating Financial Information of Guarantor Subsidiaries

All of the indebtedness of H&E Equipment Services is guaranteed by GNE Investments, Inc. and its wholly-owned subsidiary Great Northern Equipment, Inc. These guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). There are no restrictions on H&E Equipment Services’ ability to obtain funds from the guarantor subsidiaries by dividend or loan.

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Consolidating Financial Information of Guarantor Subsidiaries (Continued)

The consolidating financial information of H&E Equipment Services and its subsidiaries are included below. The consolidating financial statements for H&E Finance Corp., the subsidiary co-issuer, is not presented because H&E Finance Corp. has no assets or operations.

CONSOLIDATING BALANCE SHEET

	As of September 30, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$4,427	$13	$—	$4,440
Receivables, net	79,983	3,092	—	83,075
Inventories, net	71,448	2,136	—	73,584
Prepaid expenses and other assets	3,102	—	—	3,102
Rental equipment, net	286,835	9,402	—	296,237
Property and equipment, net	16,511	801	—	17,312
Deferred financing costs and other intangible assets, net	8,634	—	—	8,634
Investment in guarantor subsidiaries	6,220	—	(6,220)	—
Goodwill, net	8,572	—	—	8,572
Total assets	$485,732	$15,444	$(6,220)	$494,956
LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Liabilities:
Amount due on senior secured credit facility	$77,734	$3,471	$—	$81,205
Accounts payable	123,236	—	—	123,236
Accrued expenses payable and other liabilities	37,151	111	—	37,262
Inter-company balance	(5,642)	5,642	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	919	—	—	919
Notes payable	546	—	—	546
Senior secured notes, net of discount	198,844	—	—	198,844
Senior subordinated notes, net of discount	43,906	—	—	43,906
Capital lease obligations	—	—	—	—
Deferred compensation payable	11,434	—	—	11,434
Total liabilities	505,562	9,224	—	514,786
Members’ (deficit) equity	(19,830)	6,220	(6,220)	(19,830)
Total liabilities and members’ (deficit) equity	$485,732	$15,444	$(6,220)	$494,956

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONSOLIDATING BALANCE SHEET

	As of December 31, 2004
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(In thousands)
ASSETS
Cash	$3,334	$24	$—	$3,358
Receivables, net	66,434	2,468	—	68,902
Inventories, net	52,641	4,170	—	56,811
Prepaid expenses and other assets	1,044	—	—	1,044
Rental equipment, net	231,330	12,300	—	243,630
Property and equipment, net	15,615	486	—	16,101
Deferred financing costs and other intangible assets, net	10,251	—	—	10,251
Investment in guarantor subsidiaries	5,238	—	(5,238)	—
Goodwill, net	8,572	—	—	8,572
Total assets	$394,459	$19,448	$(5,238)	$408,669
LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Liabilities:
Amount due on senior secured credit facility	$51,822	$3,471	$—	$55,293
Accounts payable	92,592	—	—	92,592
Accrued expenses payable and other liabilities	20,804	115	—	20,919
Intercompany balance	(10,624)	10,624	—	—
Accrued loss from litigation	17,434	—	—	17,434
Related party obligation	1,062	—	—	1,062
Notes payable	727	—	—	727
Senior secured notes, net of discount	198,761	—	—	198,761
Senior subordinated notes, net of discount	43,491	—	—	43,491
Capital lease obligations	1,120	—	—	1,120
Deferred compensation payable	10,570	—	—	10,570
Total liabilities	427,759	14,210	—	441,969
Members’ (deficit) equity	(33,300)	5,238	(5,238)	(33,300)
Total liabilities and members’ (deficit) equity	$394,459	$19,448	$(5,238)	$408,669

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2005
	H&E Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$48,222	$2,187	$—	$50,409
New equipment sales	34,861	1,291	—	36,152
Used equipment sales	25,482	1,269	—	26,751
Parts sales	16,372	614	—	16,986
Service revenues	10,033	376	—	10,409
Other	7,427	322	—	7,749
Total revenues	142,397	6,059	—	148,456
Cost of Revenues:
Rental depreciation	13,689	665	—	14,354
Rental expense	11,766	249	—	12,015
New equipment sales	30,656	1,127	—	31,783
Used equipment sales	19,367	958	—	20,325
Parts sales	11,549	423	—	11,972
Service revenues	3,881	99	—	3,980
Other	6,914	315	—	7,229
Total cost of revenues	97,822	3,836	—	101,658
Gross profit	44,575	2,223	—	46,798
Selling, general and administrative expenses	26,804	1,415	—	28,219
Gain on sale of property and equipment	106	12	—	118
Equity in earnings of guarantor subsidiaries	483	—	(483)	—
Income from operations	18,360	820	(483)	18,697
Other Income (Expense):
Interest expense	(10,216)	(341)	—	(10,557)
Other, net	81	4	—	85
Total other expense, net	(10,135)	(337)	—	(10,472)
Income before provision for income taxes	8,225	483	(483)	8,225
Provision for income taxes	—	—	—	—
Net income	$8,225	$483	$(483)	$8,225

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2004 (Restated)
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$40,355	$1,721	$—	$42,076
New equipment sales	27,834	959	—	28,793
Used equipment sales	19,434	919	—	20,353
Parts sales	14,496	455	—	14,951
Service revenues	8,224	262	—	8,486
Other	6,090	225	—	6,315
Total revenues	116,433	4,541	—	120,974
Cost of Revenues:
Rental depreciation	11,774	518	—	12,292
Rental expense	12,135	296	—	12,431
New equipment sales	24,777	815	—	25,592
Used equipment sales	15,522	645	—	16,167
Parts sales	10,434	307	—	10,741
Service revenues	3,108	80	—	3,188
Other	6,883	297	—	7,180
Total cost of revenues	84,633	2,958	—	87,591
Gross profit	31,800	1,583	—	33,383
Selling, general and administrative expenses	23,452	1,037	—	24,489
Gain on sale of property and equipment	33	16	—	49
Equity in earnings of guarantor subsidiaries	314	—	(314)	—
Income from operations	8,695	562	(314)	8,943
Other Income (Expense):
Interest expense	(9,912)	(249)	—	(10,161)
Other, net	10	1	—	11
Total other expense, net	(9,902)	(248)	—	(10,150)
Net (loss) income	$(1,207)	$314	$(314)	$(1,207)

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2005
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$131,408	$5,168	$—	$136,576
New equipment sales	95,976	3,891	—	99,867
Used equipment sales	71,218	5,114	—	76,332
Parts sales	49,593	1,609	—	51,202
Service revenues	28,464	995	—	29,459
Other	20,443	857	—	21,300
Total revenues	397,102	17,634	—	414,736
Cost of Revenues:
Rental depreciation	37,702	1,692	—	39,394
Rental expense	34,248	776	—	35,024
New equipment sales	84,485	3,318	—	87,803
Used equipment sales	54,294	3,749	—	58,043
Parts sales	34,990	1,115	—	36,105
Service revenues	10,695	278	—	10,973
Other	20,806	894	—	21,700
Total cost of revenues	277,220	11,822	—	289,042
Gross profit	119,882	5,812	—	125,694
Selling, general and administrative expenses	77,377	3,965	—	81,342
Gain (loss) on sale of property and equipment	(6)	21	—	15
Equity in earnings of guarantor subsidiaries	982	—	(982)	—
Income from operations	43,481	1,868	(982)	44,367
Other Income (Expense):
Interest expense	(30,091)	(891)	—	(30,982)
Other, net	250	5	—	255
Total other expense, net	(29,841)	(886)	—	(30,727)
Income before provision for income taxes	13,640	982	(982)	13,640
Provision for income taxes	171	—	—	171
Net income	$13,469	$982	$(982)	$13,469

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2004 (Restated)
	H&E Equipment Services	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Equipment rentals	$112,406	$4,316	$—	$116,722
New equipment sales	77,854	2,716	—	80,570
Used equipment sales	58,496	3,488	—	61,984
Parts sales	43,107	1,228	—	44,335
Service revenues	24,639	807	—	25,446
Other	17,024	540	—	17,564
Total revenues	333,526	13,095	—	346,621
Cost of Revenues:
Rental depreciation	35,270	1,443	—	36,713
Rental expense	37,918	877	—	38,795
New equipment sales	69,606	2,340	—	71,946
Used equipment sales	47,177	2,557	—	49,734
Parts sales	30,931	835	—	31,766
Service revenues	9,391	248	—	9,639
Other	20,046	878	—	20,924
Total cost of revenues	250,339	9,178	—	259,517
Gross profit	83,187	3,917	—	87,104
Selling, general and administrative expenses	69,873	3,005	—	72,878
Gain on sale of property and equipment	131	25	—	156
Equity in earnings of guarantor subsidiaries	262	—	(262)	—
Income from operations	13,707	937	(262)	14,382
Other Income (Expense):
Interest expense	(29,147)	(689)	—	(29,836)
Other, net	81	14	—	95
Total other expense, net	(29,066)	(675)	—	(29,741)
Net (loss) income	$(15,359)	$262	$(262)	$(15,359)

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2005
	H&E
	Equipment	Guarantor
	Services	Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$13,469	$982	$(982)	$13,469
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation on property and equipment	3,602	150	—	3,752
Depreciation on rental equipment	37,702	1,692	—	39,394
Amortization of loan discounts and deferred financing costs	2,044	—	—	2,044
Amortization of other intangible assets	82	—	—	82
Provision for losses on accounts receivable	997	99	—	1,096
Provision for obsolescence	30	—	—	30
(Gain) loss on sale of property and equipment	6	(21)	—	(15)
Gain on sale of rental equipment	(14,860)	(1,339)	—	(16,199)
Equity in earnings of guarantor subsidiaries	(982)	—	982	—
Changes in operating assets and liabilities:
Receivables	(14,546)	(723)	—	(15,269)
Inventories	(36,742)	364	—	(36,378)
Prepaid expenses and other assets	(2,058)	—	—	(2,058)
Accounts payable	30,644	—	—	30,644
Accrued expenses payable and other liabilities	16,317	109	—	16,426
Intercompany balance	5,095	(5,095)	—	—
Deferred compensation payable	864	—	—	864
Net cash provided by (used in) operating activities	41,664	(3,782)	—	37,882
Cash flows from investing activities:
Purchases of property and equipment	(5,215)	(457)	—	(5,672)
Purchases of rental equipment	(117,010)	(713)	—	(117,723)
Proceeds from sale of property and equipment	712	13	—	725
Proceeds from sale of rental equipment	56,566	4,928	—	61,494
Net cash (used in) provided by investing activities:	(64,947)	3,771	—	(61,176)
Cash flows from financing activities:
Borrowings on senior secured credit facility	424,867	—	—	424,867
Payments on senior secured credit facility	(398,955)	—	—	(398,955)
Payment of deferred financing costs	(10)	—	—	(10)
Payments of related party obligation	(225)	—	—	(225)
Principal payments on notes payable	(181)	—	—	(181)
Payments on capital lease obligations	(1,120)	—	—	(1,120)
Net cash provided by financing activities	24,376	—	—	24,376
Net increase (decrease) in cash	1,093	(11)	—	1,082
Cash, beginning of period	3,334	24	—	3,358
Cash, end of period	$4,427	$13	$—	$4,440

H&E EQUIPMENT SERVICES L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Consolidating Financial Information of Guarantor Subsidiaries (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2004 (Restated)
	Parent	Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(15,359)	$262	$(262)	$(15,359)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on property and equipment	2,563	109	—	2,672
Depreciation on rental equipment	35,270	1,443	—	36,713
Amortization of loan discounts and deferred financing costs	1,958	—	—	1,958
Amortization of other intangibles	191	—		191
Provision for losses on accounts receivable	988	49	—	1,037
Provision for obsolescence	53	—	—	53
Gain on sale of property and equipment	(131)	(25)	—	(156)
Gain on sale of rental equipment	(10,202)	(885)	—	(11,087)
Equity in earnings of guarantor subsidiaries	(262)	—	262	—
Changes in operating assets and liabilities:
Receivables	(6,299)	(916)	—	(7,215)
Inventories	(15,195)	(6,638)	—	(21,833)
Prepaid expenses and other assets	(582)	—	—	(582)
Accounts payable	(3,663)	—	—	(3,663)
Accrued expenses payable and other liabilities	13,326	(80)	—	13,246
Intercompany balance	(8,363)	8,363	—	—
Accrued loss from litigation	—	—	—	—
Deferred compensation payable	(575)	—	—	(575)
Net cash (used in) provided by operating activities	(6,282)	1,682	—	(4,600)
Cash flows from investing activities:
Purchases of property and equipment	(2,926)	(346)	—	(3,272)
Purchases of rental equipment	(44,959)	(3,864)	—	(48,823)
Proceeds from sale of property and equipment	269	26	—	295
Proceeds from sale of rental equipment	45,054	3,141	—	48,195
Net cash (used in) provided by investing activities:	(2,562)	(1,043)	—	(3,605)
Cash flows from financing activities:
Borrowings on senior secured credit facility	350,067	—	—	350,067
Payments on senior secured credit facility	(337,666)	(620)	—	(338,286)
Payment of deferred financing costs	(887)	—	—	(887)
Payments on related party obligation	(225)	—	—	(225)
Principal payments on notes payable	(241)	—	—	(241)
Payments on capital lease obligations	(3,899)	—	—	(3,899)
Net cash provided by (used in) financing activities	7,149	(620)	—	6,529
Net (decrease) increase in cash	(1,695)	19	—	(1,676)
Cash, beginning of period	3,868	23	—	3,891
Cash, end of period	$2,173	$42	$—	$2,215

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the three and nine months ended September 30, 2005 and 2004 and should be read in conjunction with the unaudited consolidated financial statements and related notes included herein. The following discussion and analysis should be read in conjunction with the financial statements and management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements.”

As more fully described in the notes to our consolidated financial statements, we have restated our previously issued consolidated financial statements to primarily correct our accounting treatment of deferred taxes in connection with our combination with ICM Equipment Company on June 17, 2002. All financial information contained herein has been revised to reflect the restatements.

Overview

Background

As one of the largest integrated equipment services companies in the United States focused on heavy construction and industrial equipment, we rent, sell and provide parts and service support for four core categories of specialized equipment: (1) hi-lift or aerial work platform equipment, (2) cranes, (3) earthmoving equipment and (4) industrial lift trucks. By providing equipment rental, sales, on-site parts, and repair and maintenance functions under one roof, we are a one-stop provider for our customers’ varied equipment needs. This full service approach provides us with multiple points of customer contact, enables us to maintain an extremely high quality rental fleet, as well as an effective distribution channel for fleet disposal and provides cross-selling opportunities among our new and used equipment sales, rental, parts sales and service operations.

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

Through our predecessor companies, we have been in the equipment services business for approximately 44 years. We were formed in June 2002 through the combination of Head & Engquist Equipment, L.L.C. (H&E) (a wholly-owned subsidiary of Gulf Wide Industries, L.L.C.) and ICM Equipment Company L.L.C. (ICM). H&E, founded in 1961, and ICM, founded in 1971, were two leading regional, integrated rental, sales and equipment service companies operating in contiguous geographic markets. H&E and ICM were merged with and into H&E’s parent company, Gulf Wide Industries, L.L.C., which was renamed H&E Equipment Services L.L.C. Prior to the combination, H&E operated 25 facilities in the Gulf Coast region, and ICM operated 16 facilities in the Intermountain region of the United States.

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

•       Services. Our services operation provides maintenance and repair services for our customers’ equipment and to our own rental fleet at our facilities as well as at our customers’ locations. As the authorized distributor for numerous equipment manufacturers, we are able to provide service to that equipment that will be covered under the manufacturer’s warranty. We have approximately 544 highly skilled service technicians.

Our non-segmented other revenues and costs relate to equipment support activities that we provide, such as transportation, hauling, parts freight, and damage waivers, and are not generally allocated to reportable segments.

Revenue Sources

Total Revenues.   We generate all of our total revenues from our five business segments and our non-segmented equipment support activities. Equipment rentals and new equipment sales account for more than half of our total revenues. For the nine months ended September 30, 2005, approximately 32.9% of our total revenues were attributable to equipment rentals, 24.1% of our total revenues were attributable to new equipment sales, 18.4% were attributable to used equipment sales, 12.4% were attributable to parts sales, 7.1% were attributable to our service revenues and 5.1% were attributable to non-segmented other revenues.

The equipment that we sell, rent and service is principally used in the construction industry, as well as by companies for commercial and industrial uses such as plant maintenance and turnarounds. As a result, our total revenues are affected by several factors including, but not limited to, the demand for and availability of rental equipment, rental rates, the demand for new and used equipment, the level of construction and industrial activities, spending levels by our customers, adverse weather conditions and general economic conditions. For a discussion of the impact of seasonality on our revenues, see “Seasonality” below.

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

Service Revenues.   We derive our service revenues from maintenance and repair services to customers for their owned equipment. In addition to repair and maintenance on an as-needed or scheduled basis, we also provide ongoing preventative maintenance services to industrial customers. These preventative maintenance services accounted for approximately 10.2% of our services revenues for the nine months ended September 30, 2005. Our after-market service provides a high-margin, relatively stable source of revenue through changing economic cycles. We recognize service revenues at the time services are rendered.

Non-Segmented Other Revenues.   Our non-segmented other revenues consist of billings to customers for equipment support and activities including: transportation, hauling, parts freight and loss damage waiver charges. We recognize revenue for support services at the time we generate an invoice for such services.

Principal Costs and Expenses

Our largest expenses are the costs to purchase the new equipment we sell, the costs associated with the used equipment we sell, rental expense, rental depreciation and costs associated with parts sales and services, which are all included in costs of revenues. For the nine months ended September 30, 2005, our total cost of revenues was approximately $289.0 million. Our operating expenses consist principally of selling, general and administrative expenses. For the nine months ended September 30, 2005, our operating expenses were approximately $81.3 million. In addition, we have interest expense related to our debt instruments. Operating expenses and all other income and expense items below gross profit are not generally allocated to our reportable segments.

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

Rental Fleet

A significant portion of our overall value is in our rental fleet equipment. Our rental fleet (including rental equipment financed with operating leases) as of September 30, 2005, consists of 14,160 units having an original acquisition cost (which is the cost originally paid to manufacturers or the original amount financed under operating leases) of approximately $510.6 million and an average age of 41.4 months.

Determining the optimal age and mix for our rental fleet equipment is subjective and requires considerable estimates by management. We constantly evaluate the mix, age and quality of the equipment in our rental fleet in response to current economic conditions, competition and customer demand. While we increased the size of our rental fleet over the last twelve months, the mix among our four core product lines remained relatively consistent with that of prior years. As a result of our in-house service capabilities and extensive maintenance program, our fleet is extremely well-maintained.

The mix and age of our rental fleet, as well as our cash flows, are impacted by the normal sales of equipment from the rental fleet and the capital expenditures to acquire new rental fleet equipment. In making acquisition decisions, we evaluate current market conditions, competition, manufacturers’ availability, pricing and return on investment over the estimated life of the specific equipment, among other things.

Principal External Factors that Affect our Businesses

We are subject to a number of external factors that may adversely affect our businesses. These factors, which are discussed below and under the headings “Forward-Looking Statements.”

•       Spending levels by customers. Rental and sales of equipment to the construction industry and to industrial companies constitute a significant portion of our revenues. As a result, we depend upon customers in these businesses and their ability and willingness to make capital expenditures. Accordingly, our business is impacted by fluctuations in customers’ spending levels on capital expenditures.

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

We believe that our integrated business tempers the effects to us of downturns in a particular segment. For a discussion of seasonality, see “Seasonality.”

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

Revenue Recognition.   Our revenue recognition varies by segment. Our policy is to recognize revenue from equipment rentals in the period earned, over the contract term, regardless of the timing of the billing to customers. A rental contract term can be daily, weekly or monthly. Because the term of the contracts can extend across financial reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of reporting periods so rental revenue is appropriately reported in the periods presented. We recognize revenue from new equipment sales, used equipment sales and parts sales at the time of delivery to, or pick-up by, the customer and when all obligations under the sales contract have been fulfilled and collectibility is reasonably assured. We recognize service revenues at the time services are rendered. We recognize other revenues for support services at the time we generate an invoice including the charge for such services.

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

Three months ended September 30, 2005 compared to three months ended September 30, 2004 (restated)

Revenues

	Three Months Ended
	September 30,		Total	Total
		2004	Dollar	Percent
	2005	(Restated)	Change	Change
Segment Revenues:
Equipment rentals	$50.4	$42.1	$8.3	19.7%
New equipment sales	36.2	28.8	7.4	25.7
Used equipment sales	26.8	20.4	6.4	31.4
Parts sales	17.0	14.9	2.1	14.1
Service revenues	10.4	8.5	1.9	22.4
Non-segmented revenues	7.7	6.3	1.4	22.2
Total revenues	$148.5	$121.0	$27.5	22.7%

Total Revenues.   Our third quarter 2005 total revenues were $148.5 million compared to $121.0 million in the third quarter of 2004, a $27.5 million, or 22.7%, increase. Revenues increased for all reportable segments as a result of increased customer demand for our products and services.

Equipment Rentals.   Our revenues from equipment rentals increased $8.3 million, or 19.7%, to $50.4 million for the third quarter of 2005 from $42.1 million for the third quarter of 2004. The increase is primarily a result of improved rental rates and higher time utilization. As a result of increased customer demand, rental revenues increased in all four core product lines with the primary increase attributable to aerial work platforms and cranes. Quarter over quarter, aerial work platform rental revenues increased $4.9 million, crane rental revenues increased $1.6 million, earthmoving rental revenues increased $1.0 million and lift trucks increased $0.5 million. Rental equipment dollar utilization (quarterly rental revenues annualized, divided by the average quarterly original rental fleet equipment cost of $505.1 million and $471.5 million for 2005 and 2004, respectively) was approximately 39.9% for the third quarter of 2005 compared to 35.5% for the third quarter of 2004.

New Equipment Sales.   Our new equipment sales increased $7.4 million, or 25.7%, to $36.2 million for the third quarter of 2005 from $28.8 million for the third quarter of 2004. During the third quarter of 2005, sales of new cranes increased $3.5 million, sales of new aerial work platforms increased $2.0 million, and sales of new lift trucks increased $1.0 million. The remainder of the increase is attributable to the sale of new earthmoving and new other equipment.

Used Equipment Sales.   Our used equipment sales increased $6.4 million, or 31.4%, to $26.8 million for the third quarter of 2005 from $20.4 million for the third quarter of 2004. In the third quarter of 2005, our used equipment sales from the fleet were approximately 135.8% of net book value compared to

126.8% of net book value in the third quarter of 2004. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has continued to increase.

Parts Sales.   Our parts sales increased $2.1 million, or 14.1%, to $17.0 million for the third quarter of 2005 from $14.9 million for the third quarter of 2004. The increase was primarily attributable to increased customer demand for parts.

Service Revenues.   Our service revenues increased $1.9 million, or 22.4%, to $10.4 million in the third quarter of 2005 from $8.5 million in the third quarter of 2004 primarily attributable to increased demand for service support.

Non-Segmented Revenues.   Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $1.4 million, or 22.2%, during the third quarter of 2005. These support activities increased due primarily to the increases in our primary business activities.

Gross profit

	Three Months Ended
	September 30,		Total	Total
		2004	Dollar	Percent
	2005	(Restated)	Change	Change
Segmented Gross Profit:
Equipment rentals	$24.0	$17.4	$6.6	37.9%
New equipment sales	4.4	3.2	1.2	37.5
Used equipment sales	6.4	4.2	2.2	52.4
Parts sales	5.0	4.2	0.8	19.0
Service revenues	6.4	5.3	1.1	20.8
Non-segmented gross profit	0.6	(0.9)	1.5	(166.7)
Total gross profit	$46.8	$33.4	$13.4	40.1%

Total Gross Profit.   Our third quarter of 2005 total gross profit was $46.8 million compared to $33.4 million in the third quarter of 2004, a $13.4 million, or 40.1%, increase. Gross profit increased primarily as a result of the increase in rental revenues. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for the third quarter of 2005 was 31.5% up from 27.6% for the third quarter of 2004. Our gross profit was attributable to:

Equipment Rentals Gross Profit.   Our equipment rentals gross profit increased $6.6 million, or 37.9%, to $24.0 million for the third quarter of 2005 from $17.4 million for the third quarter of 2004. The increase is primarily a result of a $8.3 million increase in rental revenue and a $0.5 million decrease in rental expense. These improvements in gross profit were offset by a $2.2 million increase in depreciation expense.

New Equipment Sales Gross Profit.   Our new equipment sales gross profit increased $1.2 million, or 37.5%, to $4.4 million for the third quarter of 2005 from $3.2 million for the third quarter of 2004. The increase in new equipment sales gross profit is attributable primarily to higher new equipment sales revenues, improved margins and the mix of equipment sold.

Used Equipment Sales Gross Profit.   Our used equipment sales gross profit increased $2.2 million, or 52.4%, to $6.4 million for the third quarter of 2005 from $4.2 million for the third quarter of 2004. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of equipment sold.

Parts Sales Gross Profit.   Our parts sales gross profit increased $0.8 million, or 19.0%, to $5.0 million for the third quarter of 2005 from $4.2 million for the third quarter of 2004. The increase was attributable primarily to increased customer demand for parts sales.

Service Revenues Gross Profit.   Our service revenues gross profit increased $1.1 million, or 20.8%, to $6.4 million from $5.3 million in 2004. The increase was primarily attributable to increased customer demand for service support.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses increased $3.7 million, or 15.1%, to $28.2 million for the third quarter of 2005 from $24.5 million for the third quarter of 2004. The increase is primarily related to higher sales commissions, performance incentives, benefits,  professional services and liability insurance. As a percent of total revenues, SG&A expenses were 19.0% for the third quarter of 2005 down from 20.2% for the third quarter of 2004.

Income Taxes.   We are a limited liability company and have elected to be treated as a C Corporation for income tax purposes. At the end of the third quarter of 2005 and 2004, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004 (restated)

Revenues

	Nine Months Ended
	September 30,		Total	Total
		2004	Dollar	Percent
	2005	(Restated)	Change	Change
Segment Revenues:
Equipment rentals	$136.6	$116.7	$19.9	17.1%
New equipment sales	99.9	80.6	19.3	23.9
Used equipment sales	76.3	62.0	14.3	23.1
Parts sales	51.2	44.3	6.9	15.6
Service revenues	29.4	25.4	4.0	15.7
Non-segmented revenues	21.3	17.6	3.7	21.0
Total revenues	$414.7	$346.6	$68.1	19.6%

Total Revenues.   Our total revenues for the first nine months of 2005 were $414.7 million compared to $346.6 million for the first nine months of 2004, a $68.1 million, or 19.6%, increase. Revenues increased for all reportable segments as a result of increased customer demand for our products and services.

Equipment Rentals.   Our revenues from equipment rentals increased $19.9 million, or 17.1%, to $136.6 million for the first nine months of 2005 from $116.7 million for the first nine months of 2004. The increase is primarily a result of improved rental rates and higher time utilization. Rental revenues increased in all four core product lines with the primary increase attributable to aerial work platforms and cranes. Revenues from aerial work platforms increased $13.9 million, cranes increased $2.6 million, earthmoving increased $1.1 million, lift trucks increased $1.3 million and other equipment rentals increased $1.0 million. Rental equipment dollar utilization (quarterly rental revenues annualized, divided by the average quarterly original rental fleet equipment cost of $481.3 million and $475.1 million for 2005 and 2004, respectively) was approximately 37.8% for the first nine months of 2005 compared to 32.4% for the first nine months of 2004.

New Equipment Sales.   Our new equipment sales increased $19.3 million, or 23.9%, to $99.9 million for the first nine months of 2005 from $80.6 million for the first nine months of 2004. During the first nine months of 2005, sales of new aerial work platforms increased $5.8 million, new earthmoving sales increased $4.5 million, new crane sales increased $5.0 million and new lift trucks sales increased $2.1 million. Other new equipment sales also increased by $1.9 million.

Used Equipment Sales.   Our used equipment sales increased $14.3 million, or 23.1%, to $76.3 million for the first nine months of 2005 from $62.0 million for the first nine months of 2004. In the first nine months of 2005, our used equipment sales from the fleet were approximately 135.8% of net book value compared to 126.4% of net book value in the first nine months of 2004. With extended manufacturer lead times for new equipment, the demand for well-maintained, used equipment has increased.

Parts Sales.   Our parts sales increased $6.9 million, or 15.6%, to $51.2 million for the first nine months of 2005 from $44.3 million for the first nine months of 2004. The increase was primarily attributable to increased customer demand for parts.

Service Revenues.   Our service revenues increased $4.0 million, or 15.7%, to $29.4 million in the first nine months of 2005 from $25.4 million in the first nine months of 2004 primarily attributable to increased demand for service support.

Non-Segmented Revenues.   Our non-segmented other revenues consisted primarily of equipment support activities including transportation, hauling, parts freight and damage waiver charges. Our other revenues increased $3.7 million, or 21.0%, during the first nine months of 2005. These support activities increased due to the increases in our primary business activities.

Gross profit

	Nine Months Ended
	September 30,		Total	Total
		2004	Dollar	Percent
	2005	(Restated)	Change	Change
Segmented Gross Profit:
Equipment rentals	$62.2	$41.2	$21.0	51.0%
New equipment sales	12.1	8.6	3.5	40.7
Used equipment sales	18.3	12.3	6.0	48.8
Parts sales	15.1	12.6	2.5	19.8
Service revenues	18.4	15.8	2.6	16.5
Non-segmented gross profit	(0.4)	(3.4)	3.0	(88.2)
Total gross profit	$125.7	$87.1	$38.6	44.3%

Total Gross Profit.   Our first nine months of 2005 total gross profit was $125.7 million compared to $87.1 million in the first nine months of 2004, a $38.6 million, or 44.3%, increase. Gross profit increased primarily as a result of the increase in rental revenues combined with reduced rental expense. In addition, due to the increase in customer demand for new and well-maintained used equipment, we were able to sell our equipment at a higher gross margin. Total gross profit margin for the first nine months of 2005 was 30.3% up from 25.1% for the first nine months of 2004. Our gross profit was attributable to:

Equipment Rentals Gross Profit.   Our equipment rentals gross profit increased $21.0 million, or 51.0%, to $62.2 million for the first nine months of 2005 from $41.2 million for the first nine months of 2004. The increase is primarily a result of a $19.9 million increase in rental revenue and a decrease of

$3.8 million in rental expense. These improvements in gross profit were offset by an increase in depreciation expense of $2.7 million

New Equipment Sales Gross Profit.   Our new equipment sales gross profit increased $3.5 million, or 40.7%, to $12.1 million for the first nine months of 2005 from $8.6 million for the first nine months of 2004. The increase in new equipment sales gross profit is attributable primarily to higher new equipment sales revenues, improved margins and the mix of equipment sold.

Used Equipment Sales Gross Profit.   Our used equipment sales gross profit increased $6.0 million, or 48.8%, to $18.3 million for the first nine months of 2005 from $12.3 million for the first nine months of 2004. The increase in used equipment sales gross profit was primarily the result of higher used equipment sales, improved margins and the mix of equipment sold.

Parts Sales Gross Profit.   Our parts sales gross profit increased $2.5 million, or 19.8%, to $15.1 million for the first nine months of 2005 from $12.6 million for the first nine months of 2004. The increase was attributable primarily to increased customer demand for parts sales.

Service Revenues Gross Profit.   Our service revenues gross profit increased $2.6 million, or 16.5%, to $18.4 million from $15.8 million in 2004. The increase was primarily attributable to increased customer demand for service support.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses increased $8.4 million, or 11.5%, to $81.3 million for the first nine months of 2005 from $72.9 million for the first nine months of 2004. The increase was primarily related to higher sales commissions, performance incentives, benefits, professional services and liability insurance. As a percent of sales, SG&A expenses were 19.6% for the first nine months of 2005 as compared to 21.0% for the first nine months of 2004.

Income Taxes.   We are a limited liability company and have elected to be treated as a C Corporation for income tax purposes. At the end of the third quarter of 2005 and 2004, we have recorded a tax valuation allowance for the entire amount of our net deferred income tax assets. The valuation allowance was recorded given the cumulative losses we have incurred and our belief that it is more likely than not that we will be unable to recover the net deferred income tax assets.

Liquidity and Capital Resources

Cash flow from operating activities.   For the nine months ended September 30, 2005, our cash flows provided by operating activities was $37.9 million. Our cash flows from operations were primarily attributed to our reported net income of $13.5 million which, when adjusted for non-cash expense items, such as depreciation and amortization and gains on sale of long-lived assets, provided cash flow of $43.7 million. This amount was principally offset by increases in our receivables of $15.3 million, an increase of inventories of $36.4 million and an increase in prepaid and other assets of $2.1 million. The increase in our inventories relates to maintaining proper inventory levels for transfers to the rental fleet to facilitate our capital expenditures. Receivables increased primarily as a result of an increase in sales. Prepaid expenses and other assets increased primarily due to timing of our payments for insurance premiums and other annual expenses. Positively impacting our cash flows from operations was an increase in accounts payable of $30.6 million primarily related to equipment purchases. In addition, an increase in accrued expenses and other liabilities of $16.4 million provided cash from operations primarily due to timing of payments of accrued wages, benefits, interest and property taxes.

For the nine months ended September 30, 2004, our cash used in operating activities was $4.6 million. Our cash flows from operating activities were primarily attributed to our reported loss of $15.4 million which, when adjusted for non-cash expense items, such as depreciation and amortization, and gains on sale of long-lived assets provided positive cash flows of $16.0 million. Other uses of operating cash flow was an increase in receivables of $7.2 million, an increase in inventories of $21.8 million, and a decrease in accounts payable of $3.7 million. This amount was primarily offset by an $13.2 million increase in accrued expenses.

Cash flow from investing activities.   For the nine months ended 2005, cash used by our investing activities was $61.2 million. This is a result of purchases of $123.4 million in rental and non-rental equipment offset by proceeds from sale of rental and non-rental equipment of $62.2 million. For the nine months ended 2004, cash used in our investing activities was $3.6 million. This is a result of $52.1 million purchases of rental and non-rental equipment offset by proceeds from sale of rental and non-rental equipment of $48.5 million.

Cash flow from financing activities.   For the nine months ended 2005, cash provided by our financing activities was $24.4 million. Our total borrowings under the amended senior secured credit facility were $424.9 million and total payments under the amended senior secured credit facility were $399.0 million. Payments on capital leases and other notes were $1.3 million. For the nine months ended 2004, cash provided by financing activities was $6.5 million. Our total borrowings under the amended senior secured credit facility were $350.1 million and total payments under the amended senior secured credit facility were $338.3 million. Payments on capital leases and other notes were $4.1 million.

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

On October 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement dated June 17, 2002.  Principally, the amendment

•       increased the aggregate revolving loan commitment from $150.0 million to $165.0 million;

•       increased the block on availability of assets from $15.0 million to $16.5 million, based on the total borrowing base assets; and

•       increased the lien basket for purchase money indebtedness and conditional sale or other title retention agreements with respects to equipment, from $90.0 million to $125.0 million.

In connection with Amendment No. 8, we paid a loan amendment fee of $81,250.  As of September 30, 2005, we were in compliance with the financial covenants.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our amended senior secured credit facility. As of September 30, 2005, the total balance outstanding on the amended senior secured credit facility was $81.2 million with $40.8 million available in additional borrowings, net of $28.0 million in standby letters of credit. Also, on September 30, 2005, our total balance payable on notes payable were $0.5 million.

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

In conjunction with a legal proceeding, we have issued an irrevocable standby letter of credit for $20.1 million representing the amount of the judgment and anticipated statutory interest while the judgment was being appealed. On October 18, 2005, the Court of Appeals of North Carolina denied our appeal. We are currently evaluating whether to pursue any further appeals. Our liquidity is not be impacted as it has already been reduced by the amount of the letter of credit. For further discussion of the litigation, see “Item 1. Legal Proceedings”.

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

Certain Information Concerning Off-Balance Sheet Arrangements

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In the normal course of our business activities, we lease real estate, rental equipment and non-rental fleet equipment under operating leases.

Contractual and Commercial Commitments Summary

We had no material changes to contractual cash obligations and commercial commitments for the nine months ended September 30, 2005.

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

On September 22, 2005, we entered into a letter of intent to acquire all of the capital stock of Eagle High Reach Equipment, Inc. and all of the equity interests of its subsidiary, Eagle High Reach Equipment, LLC (together, “Eagle”) for an estimated purchase price of approximately $53.0 million. Eagle is a construction and industrial equipment rental company serving the southern California construction and industrial markets out of four locations. Eagle’s principal business activity is renting aerial work platforms, which represents approximately 75% of that company’s revenues. The Eagle acquisition provides us with entry into the high growth southern California market and a platform for further expansion on the West Coast. For its most recent fiscal year ended June 30, 2005, Eagle had revenues of $30.6 million. Our proposed acquisition of Eagle is subject to the execution and delivery of a definitive purchase agreement and other documentation, receipt of financing and the satisfaction of customary closing conditions. Upon execution of a definitive purchase agreement, we will be required to make a $2.0 million deposit that is refundable only in certain circumstances. Since February 2004, Gary W. Bagley, our Chairman, has served as the interim Chief Executive Officer of Eagle. In addition, Mr. Bagley and Kenneth R. Sharp, Jr., one of our executives, hold ownership interests in Eagle. We cannot assure you that we will consummate the Eagle acquisition on favorable terms or at all.

Forward-Looking Statements

Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “on-track,” “plans,” “intends,” or “anticipates” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. The Company’s business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) unfavorable economic and industry conditions can reduce demand and prices for the Company’s products and services, (2) governmental funding for highway and other construction projects may not reach expected levels, (3) the Company may not have access to the capital that it may require, (4) intense competition and (5) costs may increase more than anticipated. Certain of these risks and uncertainties as well as others, are discussed in greater detail in the Company’s filings with the SEC. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Historically, we have not used share-based compensation schemes for compensating our employees. Therefore, the adoption of SFAS No. 123(R) is not expected to have any impact on our reported results of operations upon adoption. However, should we determine to employ share-based compensation schemes in the future, SFAS No. 123(R) would have a currently indeterminate impact on us.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20. “Accounting Changes” and FASB Statement No. 3. “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. The Company has incorporated the provisions of SFAS 154 in the presentation of our Consolidated Statements of Income for the three and nine months ended September 30, 2004, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2004.

Impact of Recent Natural Disaster

The Company has four facilities located in the area most significantly affected by Hurricanes Katrina and Rita.  None of the facilities were forced to close for any extended period of time, and all of them are currently open and fully operational.  Any negative financial impact of Hurricanes Katrina and Rita relating to these facilities is not expected to be material to the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates due to the fact that interest on the amended senior secured credit facility is calculated based upon a LIBOR margin of 2.50% at September 30, 2005. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the amended senior secured credit facility. At September 30, 2005, we had variable rate debt representing 25.1% of total debt. A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. Based upon the balances outstanding at September 30, 2005, a one percent increase in market rates would increase our annual interest expense approximately $1.4 million. We do not have significant exposure to the changing interest rates on our fixed-rate senior secured notes, senior subordinated notes or the capital lease obligations, which represented 74.9% of our total debt. The annual interest rates on our senior secured credit facility average 7.4% in 2005 compared to 7.0% in 2004.

Item 4.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10Q.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

As we previously reported, our accountants, BDO Seidman LLP, performed re-audits of our 2002 and 2003 financial statements that were audited by our prior accountants. During these re-audits, we discovered that we incorrectly recognized the deferred tax components related to the tax basis of carryover goodwill acquired in our combination with ICM Equipment Company in 2002. As a result, to the extent we engage in acquisition transactions in the future, our disclosure controls and procedures now include the involvement of our tax manager in the appropriate tax analysis and related financial disclosure. There have been no significant changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In July 2000, one of our competitors, Sunbelt Rentals, Inc., brought claims against us in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg alleging, among other things, that in connection with our hiring of former employees of the plaintiff there occurred a breach of fiduciary duty, misappropriation of trade secrets, unfair trade practices and interference with prospective advantages. In May 2003, the Court ruled in favor of the plaintiff in the amount of $17.4 million. Consequently, we recorded a $17.4 million loss in 2003. We subsequently appealed the judgment. In conjunction with the appeal and in accordance with the Court’s ruling, we posted and filed an irrevocable standby letter of credit for $20.1 million, representing the amount of the judgment plus $2.7 million in anticipated statutory interest (8%) for the twenty-four months while the judgment was to be appealed. As of September 30, 2005, our fee was 250 basis points on the amount available for issuance.

On October 18, 2005, the Court of Appeals of North Carolina denied our appeal.  We are currently evaluating whether to pursue any further appeals.  In the event we do not further appeal the judgment, we anticipate that an order would be entered by the trial court within approximately 30 days and payment would be due shortly thereafter.

This ruling does not cause a default or an event of acceleration under our senior secured credit facility, senior secured notes or senior subordinated notes.  The payment of damages will not adversely impact our liquidity, because the payment will be funded through our senior secured credit and availability under the senior secured credit facility was already reduced by the amount of the letter of credit.  In addition, this will not adversely impact our balance sheet or statement of operations, because the judgment, including statutory interest through September 30, 2005, had already been reflected on our financial statements.  We will continue to expense interest through the date of payment.

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

H&E EQUIPMENT SERVICES L.L.C.

Dated: November 10, 2005	By:	/s/ JOHN M. ENGQUIST
John M. Engquist Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2005	By:	/s/ LESLIE S. MAGEE
Leslie S. Magee Chief Financial Officer (Principal Financial and Accounting Officer)